Form 10-Q
period 1997-12-31
MPW INDUSTRIAL SERVICES GROUP INC
filed 1998-02-12
CIK 1047098

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For quarterly period ended December 31, 1997

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:  0-23335

                       MPW INDUSTRIAL SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Ohio                                       31-1567260
(State or other jurisdiction of                       (I.R.S. employer
 incorporation or organization)                     identification no.)

9711 Lancaster Road, S.E., Hebron, Ohio                    43025
(Address of principal executive offices)                 (Zip code)

                                 (740) 927-8790
              (Registrant's telephone number, including area code)

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
         days. Yes     No X
                   ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

         As of January 31, 1998, 10,321,167 shares of the issuer's common stock, without par value, were outstanding.

--------------------------------------------------------------------------------

                       MPW INDUSTRIAL SERVICES GROUP, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                     PAGE

Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 1997 and December 31, 1997 (unaudited)............3

           Consolidated Statements of Operations for the three and six months ended December 31,
           1996 and 1997 (unaudited)....................................................................4

           Consolidated Statements of Cash Flows for the six months ended December 31, 1996 and
           1997 (unaudited).............................................................................5

           Notes to Consolidated Financial Statements (unaudited).......................................6

Item 2.    Management's Discussion and Analysis of Consolidated Financial Condition
           and Results of Operations...................................................................10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..................................15


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...........................................................................15

Item 2.    Changes in Securities and Use of Proceeds...................................................15

Item 3.    Defaults Upon Senior Securities.............................................................16

Item 4.    Submission of Matters to a Vote of Security Holders.........................................16

Item 5.    Other Information...........................................................................17

Item 6.    Exhibits and Reports on Form 8-K............................................................17


SIGNATURES.............................................................................................18

EXHIBIT INDEX..........................................................................................19

                                                                          Page 2

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                                   JUNE 30,     DECEMBER 31,
                                                                                                     1997            1997
                                                                                                  -----------    ------------
                                                                                                                  (UNAUDITED)
                                            ASSETS
Current assets:
   Cash and cash equivalents                                                                        $    489        $    788
   Accounts receivable, net of allowances                                                             13,560          17,744
   Inventories                                                                                         3,361           3,784
   Deferred income taxes                                                                                --             2,216
   Prepaid expenses                                                                                      960           1,069
   Other current assets                                                                                  596             437
                                                                                                    --------        --------
                                                                                                      18,966          26,038

Property and equipment, net                                                                           23,400          23,326

Noncurrent assets:
   Costs in excess of net assets of acquired businesses, net                                           2,518           7,202
   Other assets                                                                                          401             377
                                                                                                    --------        --------

Total assets                                                                                        $ 45,285        $ 56,943
                                                                                                    ========        ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                                 $  3,414        $  4,638
   Accrued compensation and related taxes                                                              3,052           2,223
   Current maturities of noncurrent liabilities                                                          965           8,110
   Other accrued liabilities                                                                           4,466           4,790
                                                                                                    --------        --------
                                                                                                      11,897          19,761
Noncurrent liabilities:
   Long-term debt                                                                                     11,719           1,587
   Capital leases                                                                                      2,048            --
   Deferred income taxes                                                                                --             1,853
   Deferred stock option compensation                                                                  2,764            --
                                                                                                    --------        --------
                                                                                                      16,531           3,440

Minority interest                                                                                        379            --

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and
     outstanding                                                                                        --              --
   Common stock, no par value; 30,000,000 shares authorized; 6,200,000 and 10,083,667 shares
     issued and outstanding at June 30, 1997 and December 31, 1997, respectively                          62             101
   Additional paid-in capital                                                                            837          33,990
   Retained earnings (deficit)                                                                        15,579            (349)
                                                                                                    --------        --------
                                                                                                      16,478          33,742
                                                                                                    ========        ========

Total liabilities and shareholders' equity                                                          $ 45,285        $ 56,943
                                                                                                    ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       DECEMBER 31,               DECEMBER 31,
                                                                --------------------------  -------------------------
                                                                   1996          1997          1996         1997
                                                                ------------  ------------  ------------ ------------
                                                                       (UNAUDITED)                (UNAUDITED)

Revenues                                                            $ 18,157    $ 24,199     $ 37,579    $ 46,064

Costs and expenses:
   Cost of services                                                   11,925      16,358       24,566      30,738
   Selling, general and administrative expenses                        3,299       4,216        6,504       7,761
   Depreciation and amortization                                         912         864        1,815       1,730
   Deferred stock option compensation                                    221       3,255        2,410       3,415
                                                                    --------    --------     --------    --------
   Total costs and expenses                                           16,357      24,693       35,295      43,644
                                                                    --------    --------     --------    --------

Income (loss) from operations                                          1,800        (494)       2,284       2,420
Interest expense, net                                                    336         216          550         551
Minority earnings                                                         88          20          213         119
                                                                    --------    --------     --------    --------
Income (loss) before taxes                                             1,376        (730)       1,521       1,750
Provision (benefit) for income taxes                                     349      (1,418)         393      (1,269)
                                                                    --------    --------     --------    --------

Net income                                                          $  1,027    $    688     $  1,128    $  3,019
                                                                    ========    ========     ========    ========

Pro forma information:

   Historical income (loss) before taxes                            $  1,376    $   (730)    $  1,521    $  1,750

   Pro forma taxes on income                                             550        (292)         608         700
                                                                    --------    --------     --------    --------

   Pro forma net income (loss)                                      $    826    $   (438)    $    913    $  1,050
                                                                    ========    ========     ========    ========

   Pro forma net income (loss) per share                            $   0.13    $  (0.06)    $   0.15    $   0.15
                                                                    ========    ========     ========    ========

   Pro forma net income (loss) per share, assuming dilution         $   0.12    $  (0.06)    $   0.14    $   0.14
                                                                    ========    ========     ========    ========

   Weighted average common shares outstanding                          6,200       7,531        6,200       6,866
   Weighted average common shares outstanding, assuming dilution       6,811       7,531        6,719       7,550

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                          SIX MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                     --------------------------
                                                                                        1996          1997
                                                                                     ------------  ------------
                                                                                            (UNAUDITED)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                           $  1,128     $  3,019
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                         1,434        1,585
   Amortization                                                                           381          145
   Gain on disposals of assets                                                            (22)          (5)
   Minority interest                                                                      213          119
   Deferred stock option compensation                                                   2,410        3,415
   Cumulative deferred taxes                                                             --           (702)
   Changes in operating assets and liabilities:
     Accounts receivable                                                               (1,231)      (3,502)
     Inventories                                                                         (423)         167
     Prepaid expenses and other assets                                                   (257)          98
     Accounts payable                                                                     222          411
     Deferred income taxes                                                               --            339
     Other accrued liabilities                                                            193       (2,223)
                                                                                     --------     --------
Net cash provided by operating activities                                               4,048        2,866

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                    (2,347)      (2,538)
Purchase of business, net of acquired cash                                               --         (2,738)
Purchase of minority interests                                                           --           (339)
Proceeds from disposal of property and equipment                                          145           66
                                                                                     --------     --------
Net cash used in investing activities                                                  (2,202)      (5,549)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net                                               --         30,250
Proceeds from revolving credit facility                                                15,069       17,949
Payments on revolving credit facility                                                 (14,686)     (24,484)
Proceeds from notes payable                                                                13        3,000
Payments on notes payable                                                                (440)      (9,297)
Payments on AAA Notes                                                                    --        (13,400)
Payments on capital lease obligations                                                    (370)         (27)
Proceeds from capital contributions                                                       773          233
Distributions to shareholders                                                          (2,103)      (1,242)
                                                                                     --------     --------
Net cash provided by (used in) financing activities                                    (1,744)       2,982
                                                                                     --------     --------
Increase in cash and cash equivalents                                                     102          299
Cash and cash equivalents at beginning of year                                            508          489
                                                                                     --------     --------

Cash and cash equivalents at end of year                                             $    610     $    788
                                                                                     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

         MPW Industrial Services Group, Inc. (the "Company") is an industrial services firm that provides industrial cleaning and facility support services, industrial process water purification, industrial air filtration services and other specialized services. Such services are typically provided at customer facilities. The Company also operates a process facility for industrial container cleaning. The Company's principal customers are large industrial facilities in the automotive, electric power, chemical, pulp and paper, steel, transportation, aerospace and other heavy manufacturing industries. The Company provides services primarily in the Midwestern and Southeastern United States.

         The unaudited consolidated financial statements include the accounts of the Company including, but not limited to, (i) MPW Industrial Services, Inc. ("MPW"), (ii) Weston Engineering, Inc. ("Weston"), (iii) ESI International, Inc. and ESI North, Limited (collectively "ESI International") from the effective date of acquisition, October 1, 1997 and (iv) Aquatech Environmental, Inc. ("Aquatech"), which was 70% owned by the Company until December 5, 1997, at which time the Company purchased the remaining minority shareholders' interests of Aquatech, and it became wholly-owned. The minority shareholders' interests in the equity and net income of Aquatech are presented separately in the accompanying unaudited consolidated financial statements for the period through December 4, 1997. All material intercompany transactions and balances have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended December 31, 1996 and 1997, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Registration Statement on Form S-1 (File No. 333-36887) ("Registration Statement"). The results of operations for the three and six months ended December 31, 1996 and 1997 are not necessarily indicative of the results for the full year (see Note 9 for further information regarding fluctuations in quarterly results).

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

NOTE 2.  ACQUISITION OF ESI INTERNATIONAL

         Effective October 1, 1997, the Company acquired all of the outstanding stock of ESI International, Inc., a Tennessee corporation ("ESI") and purchased all of the members' interests in ESI North, Limited, an Ohio limited liability company, ("ESIN" and collectively with ESI, "ESI International") for an aggregate purchase price of $4,903,000 and $1,043,000 of assumed liabilities. The purchase price was paid as follows: (i) $2,824,000 in cash; (ii) unsecured promissory notes in the aggregate of $1,119,000, bearing interest at 6.5%, due in twenty equal, consecutive, quarterly installments, with the first such installment due on January 31, 1998; and (iii) 96,000 shares of common stock of the Company. The number of shares of the Company's common stock issued as part of the purchase price is subject to adjustments based on changes in the market price of the Company's common stock during the 90-day period following the Company's initial public offering of its common stock. The purchase price may be increased by a maximum of $600,000 contingent upon the achievement of certain revenue and operating objectives over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values as of October 1, 1997. The accompanying unaudited consolidated financial statements include the results of operations of ESI International from the effective acquisition date.

NOTE 3.  INITIAL PUBLIC OFFERING OF COMMON STOCK

         On December 1, 1997, the Registration Statement related to the Company's initial public offering of its common stock (the "Offering") was declared effective by the Securities and Exchange Commission and its stock began trading on the NASDAQ national market system on December 2, 1997. Pursuant to the terms of the Offering, on December 5, 1997, the Company issued 3,750,000 shares of common stock that were sold at $9.00 per share, the net proceeds of which were $31,388,000 before deducting expenses of $1,138,000.

         On January 2, 1998, the over-allotment option in connection with the Offering was partially exercised and on January 6, 1998, the Company issued an additional 237,500 shares at $9.00 per share. The net proceeds of the partial exercise of the over-allotment option were $1,988,000.

NOTE 4.  OFFERING RELATED TRANSACTIONS

         Restructuring of the Company and Termination of MPW's S Corporation Status

         In connection with the Offering, effective October 30, 1997, the Company was restructured resulting in the creation of a new holding company, MPW Industrial Services Group, Inc., an Ohio corporation. In connection with this reorganization, MPW's S Corporation status was terminated. Prior to this termination, MPW made a distribution to the S Corporation shareholders in the amount of $21,200,000 for undistributed earnings associated with MPW's S Corporation status. These distributions were made through the Company's issuance of promissory notes to such shareholders (the "AAA Notes"), of which $13,400,000 was subsequently paid off with the Offering proceeds. The remaining $7,800,000 will be paid as follows: (i) $4,200,000 in cash on April 15, 1998 and (ii) $3,600,000 to be redeemed in connection with the sale of a corporate aircraft to a holder of the AAA Notes.

         Deferred Stock Option Compensation Expense

         In connection with the Offering, the Company recorded a non-cash, non-recurring charge of $1,869,000, net of tax, associated with certain of its stock option plans. This charge resulted in a concurrent increase in paid-in capital. The Company also eliminated the related deferred stock option compensation liabilities previously recorded because, effective with the Offering, the Company's repurchase obligations for stock options exercised under these stock option plans were eliminated.

         Related Party Lease Agreements

         In connection with the Offering, the Company restructured certain lease agreements with its principal shareholder for facilities that the Company uses in its business operations. Additionally, subsequent to December 31, 1997, the Company will redeem $3,600,000 of the AAA Notes as consideration for the sale of a corporate aircraft at its fair market value to an entity controlled by the Company's principal shareholder. In connection with this transaction, the Company will enter into a lease agreement with this entity for the lease of this corporate aircraft.

         Purchase of Remaining Minority Shareholders' Interests

         In connection with the Offering, on December 5, 1997, the Company purchased the remaining minority shareholders' interests in the equity and net income of Aquatech for an aggregate purchase price of $678,000, at which time Aquatech became a wholly-owned subsidiary of the Company. The purchase price was paid as follows: (i) $339,000 in cash and (ii) 37,667 shares of common stock of the Company.

NOTE 5.  LONG-TERM DEBT

         Prior to the Offering, the Company had various credit arrangements with its principal banks, including term notes and a revolving credit line with outstanding balances totaling $8,948,000 and $6,935,000, respectively, of which $3,000,000 was associated with the Company's acquisition of ESI International. On December 5, 1997, the entire outstanding balance under these arrangements, $15,883,000, was repaid.

         Effective December 10, 1997, the Company entered into a new credit agreement with its principal banks (the "Credit Facility") to replace the existing agreement. The Credit Facility provides the Company with $50,000,000 of unsecured credit availability for a three-year period. Under the Credit Facility, $15,000,000 is available for working capital needs, of which $5,000,000 may be used for letters of credit, and the remaining $35,000,000 is available for the Company's growth initiatives, including acquisitions. Borrowing under the Credit Facility currently bears interest at the prime rate less 0.75% or, at the Company's option, the Eurodollar market rate plus 0.75%. The interest rate is subject to change based on interest rate formulas tied to financial performance as measured by debt service coverage and by the ratio of funded debt to equity. The Credit Facility also provides covenants that impose minimum levels for interest coverage and tangible net worth and ceiling levels for funded debt to equity. As of December 31, 1997, no balances had been drawn on the Credit Facility. The Company pays a commitment fee for unused portions of the Credit Facility of 0.25%.

NOTE 6.  INCOME TAXES

         Prior to October 31, 1997, MPW's income was taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended, which provides that in lieu of corporate income taxes, the shareholders of the S Corporation are taxed on their proportionate share of MPW's taxable income. Therefore, no provision or liability for federal income tax has been included in historical financial statements related to MPW prior to October 31, 1997. The accompanying financial statements do, however, include provisions for income taxes for federal, state, provincial and local tax purposes for the other members of the Company that are subject to corporate income taxes.

         Effective October 30, 1997, MPW terminated its S Corporation status and became subject to corporate income taxes. The Company recorded a current deferred tax asset and a noncurrent deferred tax liability of $2,111,000 and $1,409,000, respectively, to recognize the cumulative deferred income taxes attributable to MPW's change in tax status (from an S Corporation to a C Corporation). The Company also recorded an additional current deferred tax asset and noncurrent deferred tax liability of $105,000 and $444,000, respectively, related to its results of operations since October 31, 1997. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liability as of December 31, 1997 are related to the use of accelerated depreciation rates on property and equipment for tax purposes and the carryforward of tax adjustments related to the termination of MPW's S Corporation status.

         The pro forma income taxes presented in the Consolidated Statements of Operations for the three and six months ended December 31, 1996 and 1997 represent the estimated income taxes that would have been reported had MPW been subject to federal and state income taxes for each of the periods presented.

NOTE 7.  EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings per Share, effective for periods ending after December 15, 1997. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the SFAS No. 128 requirements.

         The following table sets forth the computation of pro forma basic and diluted earnings per share (in thousands, except per share data):


                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          DECEMBER 31,           DECEMBER 31,
                                                       ------------------     ------------------
                                                        1996        1997       1996        1997
                                                       ------------------     ------------------

Numerator for basic and diluted earnings per share:
   Pro forma net income (loss)                         $   826    $  (438)    $   913    $ 1,050
                                                       =======    =======     =======    =======

Denominator for basic earnings per share -
  weighted average common shares                         6,200      7,531       6,200      6,866
   Effect of dilutive employee stock options               611       --           519        684
                                                       -------    -------     -------    -------

Denominator for diluted earnings per share -
  adjusted weighted average common shares and
  assumed conversions                                    6,811      7,531       6,719      7,550
                                                       =======    =======     =======    =======

Pro forma net income (loss) per share                  $  0.13    $ (0.06)    $  0.15    $  0.15
                                                       =======    =======     =======    =======

Pro forma net income (loss) per share,
   assuming dilution                                   $  0.12    $ (0.06)    $  0.14    $  0.14
                                                       =======    =======     =======    =======

         Options to purchase 1,311,500 shares of the Company's common stock at a weighted average price per share of $4.29 were outstanding during the three months ended December 31, 1997, but were not included in the computation of diluted earnings per share because the Company reported a pro forma net loss and, therefore, the effect would be antidilutive.

         On January 2, 1998, the over-allotment option in connection with the Offering was partially exercised and on January 6, 1998, the Company issued an additional 237,500 shares at $9.00 per share.

NOTE 8.  1997 STOCK OPTION PLAN

         On November 15, 1997, the Company adopted a new stock option plan (the "1997 Plan") and subsequently granted 362,500 stock options to certain employees. The purpose of the 1997 Plan is to attract and retain directors, officers and key employees of the Company, to enhance their interest in the Company's continued success and to allow associates an opportunity to have an ownership in the Company through stock options, stock awards and a stock purchase plan. The maximum number of common shares available to be issued under the 1997 Plan is 700,000 shares of common stock.

NOTE 9.  FLUCTUATIONS IN QUARTERLY RESULTS

         The Company's revenues and results of operations tend to vary seasonally as a result of a number of factors over which the Company has no control, including its customers' budgetary constraints, the timing and duration of its customers' planned maintenance activities and shutdowns, changes in its competitors' pricing policies and general economic conditions. Also, certain operating and fixed costs remain relatively constant throughout the fiscal year, which when offset by differing levels of revenues may result in fluctuations in quarterly operating results. Because of these factors, the Company typically generates the least amount of revenues in the third quarter, higher revenues in the second quarter and the greatest amount of revenues in the first and fourth quarters. Although the Company believes that the historical trend in quarterly revenue for the first and fourth quarters are generally higher than the second and third quarters, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for historical information, certain statements in this Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations are forward looking. These forward looking statements are based on current expectations that are subject to a number of uncertainties and risks, and actual results may differ materially. The uncertainties and risks include, but are not limited to, competitive and other market factors, customer purchasing behavior, general economic conditions and other facets of the Company's business operations as well as other risk factors identified in the Company's Registration Statement. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward looking statements that may be made to reflect future events or circumstances.

         The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes included in Part I, Item
1. The following information should also be read in conjunction with the Audited Consolidated Financial Statements and Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 1997 as contained in the Company's Registration Statement.

OVERVIEW

         Effective October 1, 1997, the Company completed the acquisition of ESI International for an aggregate purchase price of $4.9 million and $1.0 million of assumed liabilities. The purchase price was paid with $2.8 million in cash, 96,000 shares of common stock of the Company and $1.1 million in unsecured promissory notes which bear interest at 6.5% payable over five years.

         On December 1, 1997, the Registration Statement related to the Company's initial public offering of its common stock was declared effective by the Securities and Exchange Commission and its stock began trading on the NASDAQ national market system on December 2, 1997. Pursuant to the terms of the Offering, on December 5, 1997, the Company issued 3,750,000 shares of common stock that were sold at $9.00 per share. On January 2, 1998, the over-allotment option in connection with the Offering was partially exercised and on January 6, 1998, the Company issued an additional 237,500 shares at $9.00 per share. The net proceeds to the Company in connection with the Offering, including the partial exercise of the over-allotment option, were $33.4 million before deducting expenses of $1.1 million.

         During the three month period ended December 31, 1997, numerous events occurred and certain transactions were recorded that were directly related to the Offering. These events and transactions were:

         1. Effective October 30, 1997, MPW terminated its S Corporation election under subchapter S of the Internal Revenue Code of 1986, as amended, for federal income tax purposes and under comparable state tax laws. In connection therewith, MPW declared a dividend of $21.2 million evidenced by the AAA Notes and the Company recorded a net non-recurring tax benefit of $702,000 and a related current deferred tax asset and noncurrent deferred tax liability of $2.1 million and $1.4 million, respectively.

         2. In connection with the Offering, the Company recorded a non-cash, non-recurring charge associated with certain of its stock option plans. This charge resulted in a concurrent increase in paid-in capital. The Company also eliminated the related deferred stock option compensation liabilities previously recorded because, effective with the Offering, the Company's repurchase obligations for stock options exercised under these stock option plans were eliminated.

         3. Effective with the Offering, the Company adjusted the historical lease costs for certain facilities leased by the Company from related parties and recharacterized such leases from capital to operating as a result of restructured lease agreements.

         4. On December 5, 1997, the Company purchased certain minority stock ownership interests with cash in the amount of $339,000 and by the issuance of 37,667 shares of the Company's common stock.

         5. On December 5, 1997 the Company used a portion of the net proceeds from the offering to repay $15.9 million of outstanding liabilities to its principal banks, including $3.0 million of long-term liabilities associated with the Company's acquisition of ESI International during the three months ended December 31, 1997.

         6. During December 1997, the Company used a portion of the net proceeds from the Offering to repay $13.4 million of the outstanding balance of the AAA Notes.

         As a result of the events discussed above and the related transactions recorded during the three month period ended December 31, 1997, the comparability of the results of operations for the Company for the three and six month periods ended December 31, 1997 with the same periods in the prior year has been affected. For purposes of this Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, the following adjusted pro forma information is being presented as supplemental information to the Consolidated Financial Statements contained in Part I, Item 1. Management's analysis under the heading of Results of Operations below utilizes this supplemental information.

                         ADJUSTED PRO FORMA INFORMATION
                      (in thousands, except per share data)


                                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                DECEMBER 31,              DECEMBER 31,
                                                                           ------------------------  ------------------------
                                                                              1996        1997          1996        1997
                                                                           ------------------------  ------------------------


         Income (loss) before taxes as reported                              $  1,376    $   (730)    $  1,521    $  1,750

         Adjustments other than income taxes:

            Reduction of historical lease costs for certain facilities leased by the Company from related parties pursuant to
              restructured lease agreements which took effect in connection
              with the Offering                                                    64          22          130          90

            Elimination of interest expense, net related to
              repayment of existing debt from the proceeds of the
              Offering                                                            248         188          404         438

            Elimination of minority earnings as a result of the
              Company's purchase of certain minority shareholders'
              interests effective with the Offering                                88          20          213         119

            Elimination of deferred stock option compensation expense             221       3,255        2,410       3,415
                                                                             --------    --------     --------    --------
         Adjusted pro forma income before income taxes                          1,997       2,755        4,678       5,812

         Taxes on income (1)                                                      799       1,102        1,871       2,325
                                                                             --------    --------     --------    --------

         Adjusted pro forma net income                                       $  1,198    $  1,653     $  2,807    $  3,487
                                                                             ========    ========     ========    ========

         Adjusted pro forma net income per share                             $   0.12    $   0.16     $   0.28    $   0.35
                                                                             ========    ========     ========    ========

         Adjusted pro forma net income per share, assuming dilution          $   0.11    $   0.15     $   0.26    $   0.33
                                                                             ========    ========     ========    ========

         Weighted average common shares outstanding (2)                         9,988      10,084        9,988      10,036
         Weighted average common shares outstanding, assuming
            dilution (2)                                                       10,669      10,774       10,669      10,726

         ------------------

         (1)  Based on an assumed effective rate of 40%.

         (2) Based on the assumption that the sale of 3,750,000 shares of the Company's common stock in the Offering and the issuance of 37,667 shares of the Company's common stock in exchange for certain minority shareholders' interests occurred at the beginning of each period presented.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected adjusted pro forma consolidated statement of income data as a percentage of revenues:

                                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                          DECEMBER 31,              DECEMBER 31,
                                                                     ------------------------  ------------------------
                                                                        1996        1997          1996        1997
                                                                     ------------------------  ------------------------

         Revenues                                                        100.0%     100.0%         100.0%      100.0%
         Costs and expenses
            Cost of services                                              65.7       67.6           65.5        66.7
            Adjusted pro forma selling, general and administrative
              expenses                                                    19.1       17.5           18.2        17.0
            Adjusted pro forma depreciation and amortization               4.2        3.5            3.9         3.7
                                                                     -----------   ----------  ----------    ----------
            Adjusted pro forma total costs and expenses                   89.0       88.6           87.6        87.4
                                                                     -----------   ----------  ----------    ----------
         Adjusted pro forma income before taxes                           11.0       11.4           12.4        12.6
         Adjusted pro forma provision for income taxes                     4.4        4.6            5.0         5.0
                                                                     -----------   ----------  ----------    ----------

         Adjusted pro forma net income                                     6.6%       6.8%           7.4%        7.6%
                                                                     ===========   ==========  ==========    ==========


     THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

         Basis of Presentation. Management's analysis of the three months ended December 31, 1997 ("fiscal 1998 quarter") compared to the three months ended December 31, 1996 ("fiscal 1997 quarter") utilizes the supplemental adjusted pro forma information as provided in the tables on pages 11 and 12, herein.

         Revenues. Revenues increased by $6.0 million, or 33.3%, to $24.2 million for the fiscal 1998 quarter from $18.2 million for the fiscal 1997 quarter. The internal rate of growth in revenues in the fiscal 1998 quarter was 23.2% as a result of significant growth in each of the Company's principal services lines. Revenues also increased in the fiscal 1998 quarter as a result of the acquisition of ESI International that contributed $1.8 million of revenues.

         Cost of Services. Cost of services increased by $4.5 million, or 37.2%, to $16.4 million for the fiscal 1998 quarter from $11.9 million for the fiscal 1997 quarter. Cost of services as a percentage of revenues increased to 67.6% for the fiscal 1998 quarter from 65.7% for the fiscal 1997 quarter. Projects performed by the Company, primarily industrial cleaning projects, and work performed for certain of the Company's industrial customers experienced lower margins in the fiscal 1998 quarter as compared to the fiscal 1997 quarter. These lower margin activities were partially offset by improved margins in the fiscal 1998 quarter in the Company's complementary service lines as compared to the fiscal 1997 quarter.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $754,000, or 21.7%, to $4.2 million for the fiscal 1998 quarter from $3.5 million for the fiscal 1997 quarter. This increase is primarily due to the acquisition of ESI International, infrastructure investments to support growth in Weston since its acquisition in April 1996 and other investments in the Company's infrastructure to support overall growth. Selling, general and administrative expenses decreased as a percentage of revenues to 17.5% for the fiscal 1998 quarter from 19.1% for the fiscal 1997 quarter.

         Depreciation and Amortization. Depreciation and amortization increased by $97,000, or 12.8%, to $856,000 for the fiscal 1998 quarter from $759,000 for the fiscal 1997 quarter. This increase is a result of additional capital expenditures during the current fiscal year. Depreciation and amortization decreased as a percentage of revenues to 3.5% for the fiscal 1998 quarter from 4.2% for the fiscal 1997 quarter. This decrease as a percentage of revenues is primarily due to revenue growth in the container cleaning and industrial water service lines for which capital investments were made in prior years and to growth in revenues in service lines that require less capital than industrial cleaning.

         Income from Operations. Income from operations increased $758,000, or 38.0%, to $2.8 million for the fiscal 1998 quarter from $2.0 million for the fiscal 1997 quarter. Income from operations also increased as a percentage of revenues to 11.4% for the fiscal 1998 quarter from 11.0% for the fiscal 1997 quarter. The increase in income from operations and the improved operating margin are due to the factors discussed above.

         Interest Expense, net. Following the Offering, the Company had no borrowing under the Credit Facility with its banks. For this reason, interest expense, net has been eliminated in the adjusted pro forma information to give effect as if the repayment of the Company's debt obligations from the proceeds of the Offering had occurred as of the beginning of each of the periods presented. Actual interest expense before the adjusted pro forma elimination declined to $216,000 for the fiscal 1998 quarter from $336,000 for the fiscal 1997 quarter due primarily to the repayment discussed above.

         Provision for Income Taxes. Prior to October 31, 1997, MPW was an S Corporation for income tax purposes and did not record a provision for federal and certain state income taxes. The provision for income taxes in the adjusted pro forma information has been assumed to be at an effective rate of 40.0% for each of the periods presented.

         Net Income and Net Income per Share. Net income increased $455,000, or 38.0%, to $1.7 million for the fiscal 1998 quarter from $1.2 million for the fiscal 1997 quarter. Assuming dilution, net income per share increased to $0.15 for the fiscal 1998 quarter from $0.11 for the fiscal 1997 quarter. These increases are due to the factors discussed above. Weighted average common shares outstanding used in the calculation of net income per share assumes that the Offering and repurchase of minority interests had occurred at the beginning of each of the periods presented.

     SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1996

         Basis of Presentation. Management's analysis of the six months ended December 31, 1997 ("six month fiscal 1998 period") compared to the six months ended December 31, 1996 ("six month fiscal 1997 period") utilizes the supplemental adjusted pro forma information as provided in the tables on pages 11 and 12, herein.

         Revenues. Revenues increased by $8.5 million, or 22.6%, to $46.1 million for the six month fiscal 1998 period from $37.6 million for the six month fiscal 1997 period. The internal rate of growth in revenues in the six month fiscal 1998 period was 17.7% as a result of growth of more than 11.0% in industrial cleaning and facility support along with significant growth in each of the Company's complementary services lines. Revenues also increased in the six month fiscal 1998 period as a result of the acquisition of ESI International that contributed $1.8 million of revenues.

         Cost of Services. Cost of services increased by $6.1 million, or 25.1%, to $30.7 million for the six month fiscal 1998 period from $24.6 million for the six month fiscal 1997 period. Cost of services as a percentage of revenues increased to 66.7% for the six month fiscal 1998 period from 65.5% for the six month fiscal 1997 period. Projects and work performed by the Company for certain of the Company's industrial customers experienced lower margins in the six month fiscal 1998 period as compared to the six month fiscal 1997 period. Improved margins in the Company's complementary service lines in the six month fiscal 1998 period as compared to six month fiscal 1997 period partially offset the lower margins discussed above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $959,000, or 14.0%, to $7.8 million for the six month fiscal 1998 period from $6.9 million for the six month fiscal 1997 period. This increase is primarily due to the acquisition of ESI International and investments in the Company's infrastructure to support its overall growth. Selling, general and administrative expenses decreased as a percentage of revenues to 17.0% for the six month fiscal 1998 period from 18.2% for the six month fiscal 1997 period.

         Depreciation and Amortization. Depreciation and amortization increased by $220,000, or 14.9%, to $1.7 million for the six month fiscal 1998 period from $1.5 million for the six month fiscal 1997 period. This increase is primarily a result of additional capital expenditures during the current fiscal year. Depreciation and amortization decreased as a percentage of revenues to 3.7% for the six month fiscal 1998 period from 3.9% for the six month fiscal 1997 period. This decrease as a percentage of revenues is primarily due to revenue growth in service lines for which less capital is required.

         Income from Operations. Income from operations increased $1.1 million, or 24.2%, to $5.8 million for the six month fiscal 1998 period from $4.7 million for the six month fiscal 1997 period. Income from operations also increased as a percentage of revenues to 12.6% for the six month fiscal 1998 period from 12.4% for the six month fiscal 1997 period. The increase in income from operations and the improved operating margin are due to the factors discussed above.

         Interest Expense, net. Following the Offering, the Company had no borrowing under the Credit Facility with its banks. For this reason, interest expense, net has been eliminated in the adjusted pro forma information to give effect as if the repayment of the Company's debt obligations from the proceeds of the Offering had occurred as of the beginning of each of the periods presented. Actual interest expense before the adjusted pro forma elimination was $551,000 for the six month fiscal 1998 period compared to $550,000 for the six month fiscal 1997 period.

         Provision for Income Taxes. Prior to October 31, 1997, MPW was an S Corporation for income tax purposes and did not record a provision for federal and certain state income taxes. The provision for income taxes in the adjusted pro forma information has been assumed to be at an effective rate of 40.0% for each of the periods presented.

         Net Income and Net Income per Share. Net income increased $680,000, or 24.2%, to $3.5 million for the six month fiscal 1998 period from $2.8 million for the six month fiscal 1997 period. Assuming dilution, net income per share increased to $0.33 for the six month fiscal 1998 period from $0.26 for the six month fiscal 1997 period. These increases are due to the factors discussed above. Weighted average common shares outstanding used in the calculation of net income per share assumes that the Offering and repurchase of minority interests had occurred at the beginning of each of the periods presented.


QUARTERLY RESULTS AND SEASONALITY

         The Company's results of operations tend to vary seasonally, with the least amount of revenues generated in the third quarter, higher revenues in the second quarter and the greatest amount of revenues in the first and fourth quarters. The Company's quarterly results of operations may fluctuate significantly as a result of a number of factors over which the Company has no control, including its customers' budgetary constraints, the timing and duration of its customers' planned maintenance activities and shutdowns, changes in its competitors pricing policies and general economic conditions. Also, certain operating and fixed costs remain relatively constant throughout the fiscal year that, when offset by differing levels of revenues, may result in fluctuations in quarterly results.


LIQUIDITY AND CAPITAL RESOURCES

         The proceeds of the Offering received by the Company on December 5, 1997 were $30.3 million, net of underwriting discounts and other costs associated with the Offering of $3.5 million. Of the proceeds, the Company used $15.9 million to repay all of the outstanding debt under the Company's various credit arrangements with its principal banks. The amount repaid included $3.0 million relating to the acquisition of ESI International that occurred during the fiscal 1998 quarter. Additionally, $13.4 million was used to satisfy a portion of the AAA Notes. As a result of these payments, and as of December 31, 1997, the Company had no borrowing from its principal banks.

         On January 6, 1998, the Company received an additional $2.0 million, net of underwriting discounts of $150,000 from the exercise of a portion of the underwriters' over-allotment option for 237,500 shares.

         The Company's total debt as of December 31, 1997, including current maturities, was $9.7 million. Of this amount, $4.2 million is the amount of AAA Notes due April 15, 1998, which the Company intends to satisfy primarily with its cash on hand, including the proceeds from the partial exercise of the over-allotment option. The remaining amount of AAA Notes is $3.6 million that will be redeemed by an entity controlled by the Company's principal shareholder for the sale of a certain aircraft. The remaining amount of the Company's debt of $1.9 million is related to the acquisition of ESI International.

         As of December 31, 1997, the Company had cash and cash equivalents of $788,000 and working capital of $6.3 million. During the six month fiscal 1998 period, the Company had net cash provided by operating activities of $2.9 million, made capital investments of $2.5 million and made cash payments for the acquisition of ESI International of $2.7 million, net of cash received.

         Effective December 10, 1997, the Company entered into the Credit Facility with its principal banks. This Credit Facility provides the Company with $50.0 million of credit availability for a three-year period. Under the Credit Facility, $15.0 million is to be used for working capital needs, of which $5.0 million may be used for letters of credit. The remaining $35.0 million is available for use by the Company in growth initiatives such as capital expenditure programs and acquisitions. Borrowing under the Credit Facility is at rates, based on the prime rate or LIBOR, that the Company believes to be very favorable. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a certain ratio of funded debt to equity that the Company believes are very achievable. As of December 31, 1997, no amounts had been drawn on the Credit Facility.

         The Company believes that cash on hand as of December 31, 1997, cash received from the partial exercise of the over-allotment option, cash flow from operations and available borrowing under the Credit Facility will be sufficient to fund its currently planned capital projects and operations for at least the next 24 months. The Company actively seeks opportunities to expand its business operations. If acquisition opportunities develop, the Company believes that it has adequate financing capacity in the Credit Facility. If acquisition opportunities of significant size develop that would extend the Company's borrowing beyond the capacity of the Credit Facility, the Company may be required to seek additional financing.


INFLATION

         The effects of inflation on the Company's operations were not significant during the periods presented in the Consolidated Financial Statements.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  Not Applicable.


                          PART II. -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  (a)      Not Applicable.

                  (b)      Not Applicable.

                  (c) On October 30, 1997, each of the shareholders of MPW, Monte R. Black, Susan K. Black and the Monte R. Black and Susan K. Black 1994 Irrevocable Trust contributed to the Company their shares of MPW for shares in the Company on a one to one basis. The shareholders of MPW received an aggregate of 1,550,000 shares of common stock of the Company (subsequently subject to a four to one stock split) reflecting their ownership interests in the Company. The sale of the Company's common stock to the shareholders of MPW was pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

                           On October 31, 1997, pursuant to a Merger and Purchase Agreement dated as of October 1, 1997 (the "Agreement") among ESI and ESIN, the owners of ESI and ESIN, the Company and MPW Filtration Acquisition Corp. ("Filtration"), ESI merged with and into Filtration (the "Merger"), and the Company and Filtration purchased membership interests of ESIN. As partial consideration for the Merger, the Company issued 96,000 shares of its common stock to certain of the owners of ESI as follows: 40,000 shares to Mr. Barry Thiel, 24,100 shares to Mr. Jerry Broyles, 11,900 shares to Mr. Dan Jones and 10,000 shares to each of Mr. George Sullivan and Mr. Kelly Six. Each of the owners were officers and directors of ESI and have entered into employment and non-competition agreements with the Company and the surviving corporation in the Merger. The number of shares of the Company's common stock issued to such owners is subject to adjustment upon completion of the Offering based on an average trading price of the Company's common stock during the 90-day period following the Offering. Pursuant to an Escrow Agreement entered into in connection with the consummation of the transaction contemplated by the Agreement, each of the owner's shares are held in escrow for a minimum period of at least one year, will be subject to repurchase rights of the Company on certain events and will be available for satisfaction of certain indemnity claims that the Company may have against such owners. The issuance of the shares of common stock pursuant to the Agreement was made pursuant to Rule 504 of Regulation D of the Act.

                           On December 5, 1997, the Company purchased the remaining minority shareholders' interests in Aquatech for an aggregate purchase price of $678,000, at which time Aquatech became a wholly-owned subsidiary of the Company. Pursuant to an agreement between the Company and Robert C. Greenwood, the President and Chief Executive Officer of Aquatech ("Greenwood") and an agreement between the Company and James A. Leonard, the Vice President of Aquatech ("Leonard"), the purchase price was paid as follows:
                           (i) $339,000 in cash to Leonard and (ii) 37,667 shares of common stock of the Company to Greenwood. The issuance of the Company's common stock to Greenwood was pursuant to Section 4(2) of the Act.

                  (d) In connection with the Offering, the Company filed a Registration Statement on Form S-1 (File No. 333-36887) whereby the Company registered shares of its common stock, without par value. The Registration Statement was declared effective by the Securities and Exchange Commission on December 1, 1997 (the "Effective Date"). The Offering commenced on December 2, 1997 and was terminated on January 2, 1998. All of the shares registered in connection with the Offering, excluding 325,000 shares of the underwriters' over-allotment, have been sold. The managing underwriters for the Offering were Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated.

                           In connection with the Offering, the Company issued 3,987,500 shares (including the partial exercise of the underwriters' over-allotment option) of its common stock to the public at a price of $9.00 per share. The Company received net proceeds from the Offering of $32,238,000 after deducting expenses of $1,138,000. Since the Effective Date, the Company has
                           (i) repaid all of the outstanding debt of $15,883,000 under the Company's various credit arrangements with its principal banks, (ii) satisfied a portion of the AAA Notes equal to $13,400,000 and (iii) paid $339,000 as partial consideration for the purchase of the remaining minority shareholders' interests in Aquatech. The payments used to partially repay the AAA Notes were made to Monte R. Black, the Company's Chairman and Chief Executive Officer, Susan K.
                           Black, Mr. Black's wife, and a trust for the benefit of Mr. Black's children.

                           The Credit Facility entered into by the Company includes certain covenants that, among other things,
                           (i) restrict dividend or other distributions by the Company, (ii) limit the Company's ability to become liable on certain forms of indebtedness generally outside the normal course of the Company's business,
                           (iii) provide that the Company's consolidated tangible net worth (as defined in the Credit Facility) will not be less than certain specified amounts and (iv) provide that the Company's annual capital expenditures will not exceed certain specified amounts.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  (a) On December 1, 1997, a special meeting of the shareholders of the Company was held at the corporate offices of the Company.

                  (b)      Not Applicable.

                  (c) At the special meeting of shareholders, the shareholders voted to approve the Company's 1997 Stock Option Plan and to approve the indemnification agreements between the Company and its directors and executive officers. The voting was as follows:


                                                                   Votes         Votes
                                                                    For         Against     Abstentions
                                                                ------------- ------------- -------------

                                 1997 Stock Option Plan           5,116,216              0             0

                                 Indemnification agreements       5,116,216              0             0

                  (d)      Not Applicable.

ITEM 5.           OTHER INFORMATION.

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.

                           3(a)     Amended and Restated Articles of
                                    Incorporation of the Company effective
                                    October 30, 1997 (filed as Exhibit 3(a) to the Company's Registration Statement, and incorporated herein by reference)

                           3(b) Amended and Restated Code of Regulations of the Company effective October 30, 1997 (filed as Exhibit 3(b) to the Company's Registration Statement and incorporated herein by reference)

                           4(a) Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank One, NA, and National City Bank of Columbus

                           4(b) First Amendment to Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank One, NA, and National City Bank of Columbus

                           10(a)    1997 Stock Option Plan

                           10(b)    Lease for Hebron, Ohio facility

                           10(c)    Lease for Newark, Ohio facility

                           10(d) First Lease Amendment for Chesterfield, Michigan facility

                           10(e)    Aircraft Purchase Agreement

                           10(f)    Aircraft Lease

                           27       Financial Data Schedule

                  (b)      No reports on Form 8-K were filed during the period.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                            MPW INDUSTRIAL SERVICES GROUP, INC.,
                            an Ohio corporation


Dated: February 11, 1998    By: /s/ Daniel P. Buettin
      ------------------       ---------------------------
                                Daniel P. Buettin
                                Vice President, Chief Financial Officer and
                                Secretary
                                (on behalf of the Registrant and as Principal
                                    Financial Officer)

                                  EXHIBIT INDEX


   Exhibit
    Number      Description of Exhibit
    ------      ----------------------

     3(a) Amended and Restated Articles of Incorporation of the Company effective October 30, 1997 (filed as Exhibit 3(a) to the Company's Form S-1 (File No. 333-36887) ("Registration Statement"), and incorporated herein by reference)

     3(b) Amended and Restated Code of Regulations of the Company effective October 30, 1997 (filed as Exhibit 3(b) to the Company's Registration Statement and incorporated herein by reference)

     4(a) Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank One, NA, and National City Bank of Columbus

     4(b) First Amendment to Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank One, NA, and National City Bank of Columbus

     10(a)      1997 Stock Option Plan

     10(b)      Lease for Hebron, Ohio facility

     10(c)      Lease for Newark, Ohio facility

     10(d)      First Lease Amendment for Chesterfield, Michigan facility

     10(e)      Aircraft Purchase Agreement

     10(f)      Aircraft Lease

     27         Financial Data Schedule