Form 10-Q
period 1998-03-31
MPW INDUSTRIAL SERVICES GROUP INC
filed 1998-05-15
CIK 1047098

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES ACT OF 1934

For quarterly period ended March 31, 1998

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -----------------------

Commission File Number:  0-23335

                       MPW INDUSTRIAL SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   Ohio                                           31-1567260
     (State or other jurisdiction of                           (I.R.S. employer
      incorporation or organization)                         identification no.)

 9711 Lancaster Road, S.E., Hebron, Ohio                             43025
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                   ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

         As of April 30, 1998, 10,445,431 shares of the issuer's common stock, without par value, were outstanding.


================================================================================

                       MPW INDUSTRIAL SERVICES GROUP, INC.

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                                     PAGE

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 1997 and March 31, 1998 (unaudited)...............3

                  Consolidated Statements of Operations for the three and nine months ended March 31,
                  1997 and 1998 (unaudited)....................................................................4

                  Consolidated Statements of Cash Flows for the nine months ended March 31, 1997 and
                  1998 (unaudited).............................................................................5

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk..................................15


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings...........................................................................15

Item 2.           Changes in Securities and Use of Proceeds...................................................15

Item 3.           Defaults Upon Senior Securities.............................................................15

Item 4.           Submission of Matters to a Vote of Security Holders.........................................15

Item 5.           Other Information...........................................................................15

Item 6.           Exhibits and Reports on Form 8-K............................................................16


SIGNATURES....................................................................................................17

EXHIBIT INDEX.................................................................................................18

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                            JUNE 30,      MARCH 31,
                                                                                              1997          1998
                                                                                             -------       -------
                                                                                                         (UNAUDITED)
                                            ASSETS
Current assets:
   Cash and cash equivalents                                                                 $   489       $ 2,804
   Accounts receivable, net of allowances                                                     13,560        15,507
   Inventories                                                                                 3,361         3,926
   Deferred income taxes                                                                          --         1,645
   Prepaid expenses                                                                              960           955
   Other current assets                                                                          596           313
                                                                                             -------       -------
                                                                                              18,966        25,150

Property and equipment, net                                                                   23,400        21,646

Noncurrent assets:
   Costs in excess of net assets of acquired businesses, net                                   2,518         7,126
   Other assets                                                                                  401           468
                                                                                             -------       -------

Total assets                                                                                 $45,285       $54,390
                                                                                             =======       =======

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                          $ 3,414       $ 4,147
   Accrued compensation and related taxes                                                      3,052         2,337
   Current maturities of noncurrent liabilities                                                  965         4,504
   Other accrued liabilities                                                                   4,466         4,783
                                                                                             -------       -------
                                                                                              11,897        15,771
Noncurrent liabilities:
   Long-term debt                                                                             11,719         1,475
   Capital leases                                                                              2,048            --
   Deferred income taxes                                                                          --           738
   Deferred stock option compensation                                                          2,764            --
                                                                                             -------       -------
                                                                                              16,531         2,213

Minority interest                                                                                379            --

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and
     outstanding                                                                                  --            --
   Common stock, no par value; 30,000,000 shares authorized; 6,200,000 and 10,325,167
     shares issued and outstanding at June 30, 1997 and March 31, 1998, respectively              62           103
   Additional paid-in capital                                                                    837        35,859
   Retained earnings                                                                          15,579           444
                                                                                             -------       -------
                                                                                              16,478        36,406
                                                                                             -------       -------

Total liabilities and shareholders' equity                                                   $45,285       $54,390
                                                                                             =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                            MARCH 31,                MARCH 31,
                                                                     ---------------------     --------------------
                                                                        1997          1998      1997         1998
                                                                     --------      -------     -------     --------
                                                                            (UNAUDITED)                (UNAUDITED)
Revenues                                                             $15,994      $21,126     $53,573     $67,190

Costs and expenses:
   Cost of services                                                   10,900       14,864      35,466      45,602
   Selling, general and administrative expenses                        3,411        4,024       9,915      11,785
   Depreciation and amortization                                         914          831       2,729       2,561
   Deferred stock option compensation                                    120           --       2,530       3,415
                                                                     -------      -------     -------     -------
   Total costs and expenses                                           15,345       19,719      50,640      63,363
                                                                     -------      -------     -------     -------

Income from operations                                                   649        1,407       2,933       3,827
Interest expense, net                                                    263           86         813         637
Minority earnings (losses)                                               (26)          --         187         119
                                                                     -------      -------     -------     -------
Income before taxes                                                      412        1,321       1,933       3,071
Provision (benefit) for income taxes                                     284          528         677        (741)
                                                                     -------      -------     -------     -------

Net income                                                           $   128      $   793     $ 1,256     $ 3,812
                                                                     =======      =======     =======     =======

Pro forma information:

   Historical income before taxes                                    $   412      $ 1,321     $ 1,933     $ 3,071

   Pro forma taxes on income                                             165          528         773       1,228
                                                                     -------      -------     -------     -------

   Pro forma net income                                              $   247      $   793     $ 1,160     $ 1,843
                                                                     -------      -------     -------     -------

   Pro forma net income per share                                    $  0.04      $  0.08     $  0.19     $  0.23
                                                                     =======      =======     =======     =======

   Pro forma net income per share, assuming dilution                 $  0.04      $  0.07     $  0.17     $  0.21
                                                                     =======      =======     =======     =======

   Weighted average common shares outstanding                          6,200       10,308       6,200       7,996
   Weighted average common shares outstanding, assuming dilution       6,811       10,996       6,749       8,680


The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      ----------------------
                                                                                        1997          1998
                                                                                      --------      --------
                                                                                            (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:

Net income                                                                            $  1,256      $  3,812
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                          2,149         2,338
   Amortization                                                                            580           223
   Gain on disposals of assets                                                             135          (224)
   Minority interest                                                                       187           119
   Deferred stock option compensation                                                    2,530         3,415
   Cumulative deferred taxes                                                                --          (702)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                  (636)       (1,265)
     Inventories                                                                          (445)           25
     Prepaid expenses and other assets                                                    (339)          245
     Accounts payable                                                                     (680)          (80)
     Deferred income taxes                                                                  --          (205)
     Other accrued liabilities                                                             495        (2,256)
                                                                                      --------      --------
Net cash provided by operating activities                                                5,232         5,445

CASH FLOW FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                                     (3,864)       (4,855)
Purchase of business, net of acquired cash                                                  --        (2,738)
Purchase of minority interests                                                              --          (339)
Proceeds from disposal of property and equipment                                           151            79
                                                                                      --------      --------
Net cash used in investing activities                                                   (3,713)       (7,853)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock, net                                                 --        32,109
Proceeds from revolving credit facility                                                 20,554        17,955
Payments on revolving credit facility                                                  (19,502)      (24,484)
Proceeds from notes payable                                                                 --         3,000
Payments on notes payable                                                                 (585)       (9,421)
Payments on AAA Notes                                                                       --       (13,400)
Payments on capital lease obligations                                                     (566)          (27)
Proceeds from capital contributions                                                        773           233
Distributions to shareholders                                                           (2,103)       (1,242)
                                                                                      --------      --------
Net cash provided by (used in) financing activities                                     (1,429)        4,723
                                                                                      --------      --------
Increase in cash and cash equivalents                                                       90         2,315
Cash and cash equivalents at beginning of year                                             508           489
                                                                                      --------      --------

Cash and cash equivalents at end of period                                            $    598      $  2,804
                                                                                      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

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

         The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended March 31, 1997 and 1998, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Registration Statement on Form S-1 (File No. 333-36887) (the "Registration Statement"). The results of operations for the three and nine months ended March 31, 1997 and 1998 are not necessarily indicative of the results for the full year (see Note 10 for further information regarding fluctuations in quarterly results).

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

NOTE 2.  ACQUISITION OF ESI INTERNATIONAL

         Effective October 1, 1997, the Company acquired all of the outstanding stock of ESI International, Inc., a Tennessee corporation and purchased all of the members' interests in ESI North, Limited, an Ohio limited liability company, for an aggregate purchase price of $4,903,000 and $1,043,000 of assumed liabilities. The purchase price was paid as follows: (i) $2,824,000 in cash;
(ii) unsecured promissory notes in the aggregate of $1,119,000, bearing interest at 6.5%, due in twenty equal, consecutive, quarterly installments, with the first such installment due on January 31, 1998; and (iii) 110,029 shares of common stock of the Company. The purchase price may be increased by a maximum of $600,000 contingent upon the achievement of certain revenue and operating objectives over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values as of October 1, 1997. The accompanying unaudited consolidated financial statements include the results of operations of ESI International from the effective acquisition date.

NOTE 3.  INITIAL PUBLIC OFFERING OF COMMON STOCK

         On December 1, 1997, the Registration Statement related to the Company's initial public offering of its common stock (the "Offering") was declared effective by the Securities and Exchange Commission and its stock began trading on the NASDAQ national market system on December 2, 1997. Pursuant to the terms of the Offering, on December 5, 1997, the Company issued 3,750,000 shares of its common stock that were sold at $9.00 per share.

         On January 2, 1998, the over-allotment option in connection with the Offering was partially exercised and on January 6, 1998, the Company issued 237,500 shares of its common stock at $9.00 per share. The total net proceeds to the Company in connection with the Offering, including the partial exercise of the over-allotment option, were $33,375,000 before deducting expenses of $1,282,000.

NOTE 4.  OFFERING RELATED TRANSACTIONS

         Restructuring of the Company and Termination of MPW's S Corporation Status

         In connection with the Offering, effective October 30, 1997, the Company was restructured resulting in the creation of a new holding company, MPW Industrial Services Group, Inc., an Ohio corporation. In connection with this reorganization, MPW's S Corporation status was terminated. Prior to this termination, MPW made a distribution to the S Corporation shareholders in the amount of $21,200,000 for undistributed earnings associated with MPW's S Corporation status. These distributions were made through the Company's issuance of promissory notes to such shareholders (the "AAA Notes"), of which $13,400,000 was subsequently paid off with the Offering proceeds. The remaining $7,800,000 was paid as follows: (i) $4,200,000 in cash on April 15, 1998 and (ii) $3,600,000 redeemed in connection with the sale of a corporate aircraft to a holder of the AAA Notes.

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

         Related Party Lease Agreements

         In connection with the Offering, the Company restructured certain lease agreements with its principal shareholder for facilities that the Company uses in its business operations. Additionally, the Company subsequently redeemed $3,600,000 of the AAA Notes as consideration for the sale of a corporate aircraft at its fair market value to an entity controlled by the Company's principal shareholder. In connection with this transaction, the Company entered into a lease agreement with this entity for the lease of this corporate aircraft.

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

         Effective December 10, 1997, the Company entered into a new credit agreement with its principal banks (the "Credit Facility") to replace the existing agreement. The Credit Facility, as amended, provides the Company with

$50,000,000 of unsecured credit availability for a three-year period. Under the Credit Facility, $15,000,000 is available for working capital needs, of which $5,000,000 may be used for letters of credit, and the remaining $35,000,000 is available for the Company's growth initiatives, including acquisitions. Borrowing under the Credit Facility currently bears interest at the prime rate less 0.75% or, at the Company's option, the Eurodollar market rate plus 0.75%. The interest rate is subject to change based on interest rate formulas tied to financial performance as measured by debt service coverage and by the ratio of funded debt to equity. The Credit Facility also provides covenants that impose minimum levels for interest coverage and tangible net worth and ceiling levels for funded debt to equity. As of March 31, 1998, no balances had been drawn on the Credit Facility. The Company pays a commitment fee for unused portions of the Credit Facility of 0.25%.

NOTE 6.  INCOME TAXES

         Prior to October 31, 1997, MPW's income was taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended, which provides that in lieu of corporate income taxes, the shareholders of the S Corporation are taxed on their proportionate share of MPW's taxable income. Therefore, no provision or liability for federal income tax has been included in historical financial statements related to MPW prior to October 31, 1997. The accompanying financial statements do, however, include provisions for income taxes for federal, state, provincial and local tax purposes for the other subsidiaries of the Company that are subject to corporate income taxes.

         Effective October 30, 1997, MPW terminated its S Corporation status and became subject to corporate income taxes. The Company recorded a current deferred tax asset and a noncurrent deferred tax liability of $2,111,000 and $1,409,000, respectively, to recognize the cumulative deferred income taxes attributable to MPW's change in tax status (from an S Corporation to a C Corporation). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liability as of March 31, 1998 are related to the use of accelerated depreciation rates on property and equipment for tax purposes and the carryforward of tax adjustments related to the termination of MPW's S Corporation status.

         The pro forma income taxes presented in the Consolidated Statements of Operations for the three and nine months ended March 31, 1997 and 1998 represent the estimated income taxes that would have been reported had MPW been subject to federal and state income taxes for each of the periods presented.

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

         The following table sets forth the computation of pro forma basic and diluted earnings per share (in thousands, except per share data):

                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                    MARCH 31,              MARCH 31,
                                                              -------------------     -----------------
                                                                1997       1998        1997       1998
                                                              -------     -------     ------     ------
            Numerator for basic and diluted earnings per
               share:
               Pro forma net income                           $   247     $   793     $1,160     $1,843
                                                              -------     -------     ------     ------

            Denominator for basic earnings per share -
              weighted average common shares                    6,200      10,308      6,200      7,996
               Effect of dilutive employee stock options          611         688        549        684
                                                              -------     -------     ------     ------

            Denominator for diluted earnings per share -
              adjusted weighted average common shares and
              assumed conversions                               6,811      10,996      6,749      8,680
                                                              -------     -------     ------     ------

            Pro forma net income per share                    $  0.04     $  0.08     $ 0.19     $ 0.23
                                                              -------     -------     ------     ------

            Pro forma net income per share, assuming
               dilution                                       $  0.04     $  0.07     $ 0.17     $ 0.21
                                                              -------     -------     ------     ------

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

NOTE 9.  SUBSEQUENT EVENTS

         On April 7, 1998, the Company acquired substantially all of the assets of Vinewood Corp., Vinewood of Ohio, Inc., D.R.C. Enterprises, Inc. and R.C.R. Leasing Company (collectively the "Vinewood Companies") for a combination of cash, deferred payments and common stock of the Company for aggregate consideration of $8,600,000.

         Also, on April 21, 1998, the Company acquired substantially all of the assets of Straightline Optical Service, Inc. for a combination of cash and common stock of the Company for aggregate consideration of $1,110,000 and approximately $120,000 of assumed liabilities.

NOTE 10. FLUCTUATIONS IN QUARTERLY RESULTS

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

OVERVIEW

         On December 1, 1997, the Registration Statement related to the Offering was declared effective by the Securities and Exchange Commission and its stock began trading on the NASDAQ national market system on December 2, 1997. Pursuant to the terms of the Offering, on December 5, 1997, the Company issued 3,750,000 shares of its common stock that were sold at $9.00 per share. On January 2, 1998, the over-allotment option in connection with the Offering was partially exercised and on January 6, 1998, the Company issued an additional 237,500 shares of its common stock at $9.00 per share. The net proceeds to the Company in connection with the Offering, including the partial exercise of the over-allotment option, were $33.4 million before deducting expenses of $1.3 million.

         During the three month period ended December 31, 1997, numerous events occurred and certain transactions were recorded that were directly related to the Offering and affect the comparability of the results of operations for the Company for the three and nine month periods ended March 31, 1998 to the same periods in the prior year. These events and transactions were:

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

         4. On December 5, 1997, the Company purchased certain minority stock ownership interests with cash in the amount of $339,000 and the issuance of 37,667 shares of the Company's common stock.

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

         For purposes of this Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, the following adjusted pro forma information is being presented as supplemental information to the Consolidated Financial Statements contained in Part I, Item 1. Since none of the events discussed above affected the three month period ended March 31, 1998, no adjusted pro forma information is presented for that period. Management's analysis under the heading of Results of Operations below utilizes this supplemental information.

                         ADJUSTED PRO FORMA INFORMATION
                      (in thousands, except per share data)

                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        MARCH 31,                 MARCH 31,
                                                                  ---------------------     -------------------
                                                                    1997         1998         1997       1998
                                                                  --------      -------     -------     -------
Income before taxes as reported                                   $    412      $ 1,321     $ 1,933     $ 3,071

Adjustments other than income taxes:

   Reduction of historical lease costs for certain facilities leased by the Company from related parties pursuant to
     restructured lease agreements which took effect in
     connection with the Offering                                       60           --         190          90
   Elimination of interest expense, net related to
     repayment of existing debt from the proceeds of the               176           --         580         438
     Offering
   Elimination of minority earnings (losses) as a result of
     the Company's purchase of certain minority
     shareholders' interests effective with the Offering               (26)          --         187         119
   Elimination of deferred stock option compensation expense
                                                                       120           --       2,530       3,415
                                                                  --------      -------     -------     -------
Adjusted pro forma income before income taxes                          742        1,321       5,420       7,133

Provision for income taxes (1)                                         297          528       2,168       2,853
                                                                  --------      -------     -------     -------

Adjusted pro forma net income                                     $    445      $   793     $ 3,252     $ 4,280
                                                                  --------      -------     -------     -------

Adjusted pro forma net income per share                           $   0.04      $  0.08     $  0.33     $  0.42
                                                                  --------      -------     -------     -------

Adjusted pro forma net income per share, assuming dilution        $   0.04      $  0.07     $  0.30     $  0.40
                                                                  --------      -------     -------     -------


Weighted average common shares outstanding (2)                       9,988       10,308       9,988      10,125
Weighted average common shares outstanding, assuming
   dilution (2)                                                     10,669       10,996      10,669      10,813

 ------------------

(1)  Based on an effective rate of 40%.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected adjusted pro forma consolidated statement of income data as a percentage of revenues:

                                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                     MARCH 31,            MARCH 31,
                                                                -----------------     ----------------
                                                                 1997       1998       1997      1998
                                                                ------     ------     ------     -----

Revenues                                                        100.0%     100.0%     100.0%     100.0%
Costs and expenses:
   Cost of services                                              68.2       70.4       66.2       67.9
   Adjusted pro forma selling, general and administrative
     expenses                                                    22.4       19.0       19.5       17.6
   Adjusted pro forma depreciation and amortization               4.8        3.9        4.2        3.8
                                                                 ----       ----       ----       ----
   Adjusted pro forma total costs and expenses                   95.4       93.3       89.9       89.3
                                                                 ----       ----       ----       ----
Adjusted pro forma income from operations                         4.6        6.7       10.1       10.7
Interest expense, net                                              --        0.4         --        0.1
                                                                 ----       ----       ----       ----
Adjusted pro forma income before taxes                            4.6        6.3       10.1       10.6
Adjusted pro forma provision for income taxes                     1.8        2.5        4.0        4.2
                                                                 ----       ----       ----       ----

Adjusted pro forma net income                                     2.8%       3.8%       6.1%       6.4%
                                                                  ===        ===        ===        ===


 THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Basis of Presentation. Management's analysis of the three months ended March 31, 1998 ("fiscal 1998 quarter") compared to the three months ended March 31, 1997 ("fiscal 1997 quarter") utilizes the supplemental adjusted pro forma information as provided in the tables on pages 11 and 12 herein.

         Revenues. Revenues increased by $5.1 million, or 32.1%, to $21.1 million for the fiscal 1998 quarter from $16.0 million for the fiscal 1997 quarter. The internal rate of growth in revenues in the fiscal 1998 quarter was 21.6% as a result of growth in each of the Company's principal services lines. Internal growth in revenues in the Company's industrial air filtration service line for the fiscal 1998 quarter was 54.8%. Revenues also increased in the fiscal 1998 quarter as a result of the acquisition of ESI International, which contributed $1.7 million of revenues.

         Cost of Services. Cost of services increased by $4.0 million, or 36.4%, to $14.9 million for the fiscal 1998 quarter from $10.9 million for the fiscal 1997 quarter. Cost of services as a percentage of revenues increased to 70.4% for the fiscal 1998 quarter from 68.2% for the fiscal 1997 quarter. The increase in cost of services as a percentage of revenues is the result of a greater percentage of revenues being derived in the fiscal 1998 quarter from the Company's industrial air filtration customers and from certain of the Company's industrial cleaning and facility support customers from which the Company experienced lower margins as compared to the fiscal 1997 quarter. The increase in cost of services as a percentage of revenues in the fiscal 1998 quarter was also the result of increased costs incurred to support future revenue growth.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $436,000, or 12.2%, to $4.0 million for the fiscal 1998 quarter from $3.6 million for the fiscal 1997 quarter. This increase is primarily due to the acquisition of ESI International, infrastructure investments to support growth in Weston since its acquisition in April 1996 and other investments in the Company's infrastructure to support overall growth. Selling, general and administrative expenses decreased as a percentage of revenues to 19.0% for the fiscal 1998 quarter from 22.4% for the fiscal 1997 quarter.

         Depreciation and Amortization. Depreciation and amortization increased by $67,000, or 8.8%, to $831,000 for the fiscal 1998 quarter from $764,000 for the fiscal 1997 quarter. This increase is a result of additional capital expenditures and additional goodwill arising out of the purchase of ESI International during the current fiscal year. Depreciation and amortization decreased as a percentage of revenues to 3.9% for the fiscal 1998 quarter from 4.8% for the fiscal 1997 quarter. This decrease as a percentage of revenues is primarily due to revenue growth in the industrial container cleaning and industrial water service lines for which capital investments were made in prior years and to growth in revenues in industrial air filtration that requires less capital investment than the Company's other service lines.

         Income from Operations. Income from operations increased $665,000, or 89.6%, to $1.4 million for the fiscal 1998 quarter from $742,000 for the fiscal 1997 quarter. Income from operations also increased as a percentage of revenues to 6.7% for the fiscal 1998 quarter from 4.6% for the fiscal 1997 quarter. The increase in income from operations and the improved operating margin are due to the factors discussed above.

         Interest Expense, net. Immediately following the Offering, the Company had no borrowing under the Credit Facility with its banks. For this reason, interest expense has been eliminated in the adjusted pro forma information for the fiscal 1997 quarter to give effect as if the repayment of the Company's debt obligations from the proceeds of the Offering had occurred as of the beginning of the period. Reported interest expense in the fiscal 1998 quarter is the result of new borrowing subsequent to the repayment. Actual interest expense declined to $86,000 for the fiscal 1998 quarter from $263,000 for the fiscal 1997 quarter due primarily to the repayment discussed above.

         Provision for Income Taxes. Prior to October 31, 1997, MPW was an S Corporation for income tax purposes and did not record a provision for federal and certain state income taxes. The provision for income taxes in the adjusted pro forma information has been assumed to be at an effective rate of 40.0% for each of the periods presented.

         Net Income and Net Income per Share. Net income increased $348,000, or 78.2%, to $793,000 for the fiscal 1998 quarter from $445,000 for the fiscal 1997 quarter. Assuming dilution, net income per share increased to $0.07 for the fiscal 1998 quarter from $0.04 for the fiscal 1997 quarter. These increases are due to the factors discussed above. Weighted average common shares outstanding used in the calculation of net income per share for the fiscal 1997 quarter assumes that the Offering and repurchase of minority interests had occurred at the beginning of the period.

   NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

         Basis of Presentation. Management's analysis of the nine months ended March 31, 1998 ("nine month fiscal 1998 period") compared to the nine months ended March 31, 1997 ("nine month fiscal 1997 period") utilizes the supplemental adjusted pro forma information as provided in the tables on pages 11 and 12 herein.

         Revenues. Revenues increased by $13.6 million, or 25.4%, to $67.2 million for the nine month fiscal 1998 period from $53.6 million for the nine month fiscal 1997 period. The internal rate of growth in revenues in the nine month fiscal 1998 period was 18.9% as a result of growth of more than 12.5% in industrial cleaning and facility support along with significant growth in each of the Company's complementary services lines. Internal growth in revenues in the Company's industrial air filtration service line for the nine month fiscal 1998 period was 43.2%. Revenues also increased in the nine month fiscal 1998 period as a result of the acquisition of ESI International, which contributed $3.5 million of revenues.

         Cost of Services. Cost of services increased by $10.1 million, or 28.6%, to $45.6 million for the nine month fiscal 1998 period from $35.5 million for the nine month fiscal 1997 period. Cost of services as a percentage of revenues increased to 67.9% for the nine month fiscal 1998 period from 66.2% for the nine month fiscal 1997 period. The increase in cost of services as a percentage of revenues is the result of a greater percentage of revenues being derived in the nine month fiscal 1998 period from the Company's industrial air filtration customers and from certain of the Company's industrial cleaning and facility support customers from which the Company experienced lower margins as compared to the nine month fiscal 1997 period. Improved margins in the Company's other service lines partially offset the lower margins discussed above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.4 million, or 13.4%, to $11.8 million for the nine month fiscal 1998 period from $10.4 million for the nine month fiscal 1997 period. This increase is primarily due to the acquisition of ESI International and investments in the Company's infrastructure to support its overall growth. Selling, general and administrative expenses decreased as a percentage of revenues to 17.6% for the nine month fiscal 1998 period from 19.5% for the nine month fiscal 1997 period.

         Depreciation and Amortization. Depreciation and amortization increased by $287,000, or 12.8%, to $2.5 million for the nine month fiscal 1998 period from $2.2 million for the nine month fiscal 1997 period. This increase is primarily a result of additional capital expenditures and additional goodwill arising out of the purchase of ESI International during the current fiscal year. Depreciation and amortization decreased as a percentage of revenues to 3.8% for the nine month fiscal 1998 period from 4.2% for the nine month fiscal

1997 period. This decrease as a percentage of revenues is primarily due to revenue growth in service lines for which less capital investment is required.

         Income from Operations. Income from operations increased $1.8 million, or 33.2%, to $7.2 million for the nine month fiscal 1998 period from $5.4 million for the nine month fiscal 1997 period. Income from operations also increased as a percentage of revenues to 10.7% for the nine month fiscal 1998 period from 10.1% for the nine month fiscal 1997 period. The increase in income from operations and the improved operating margin are due to the factors discussed above.

         Interest Expense, net. Immediately following the Offering, the Company had no borrowing under the Credit Facility with its banks. For this reason, interest expense has been eliminated in the adjusted pro forma information to give effect as if the repayment of the Company's debt obligations from the proceeds of the Offering had occurred as of the beginning of each of the periods presented. Actual interest expense before the adjusted pro forma elimination declined to $637,000 for the nine month fiscal 1998 period from $813,000 for the nine month fiscal 1997 period primarily due to the repayment discussed above.

         Provision for Income Taxes. Prior to October 31, 1997, MPW was an S Corporation for income tax purposes and did not record a provision for federal and certain state income taxes. The provision for income taxes in the adjusted pro forma information has been assumed to be at an effective rate of 40.0% for each of the periods presented.

         Net Income and Net Income per Share. Net income increased $1.0 million, or 31.6%, to $4.3 million for the nine month fiscal 1998 period from $3.3 million for the nine month fiscal 1997 period. Assuming dilution, net income per share increased to $0.40 for the nine month fiscal 1998 period from $0.30 for the nine month fiscal 1997 period. These increases are due to the factors discussed above. Weighted average common shares outstanding used in the calculation of net income per share assumes that the Offering and repurchase of minority interests had occurred at the beginning of each of the periods presented.


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


LIQUIDITY AND CAPITAL RESOURCES

         The proceeds of the Offering received by the Company on December 5, 1997 were $30.1 million, net of underwriting discounts and other costs associated with the Offering of $3.6 million. Of the proceeds, the Company used $15.9 million to repay all of the outstanding debt under the Company's various credit arrangements with its principal banks. The amount repaid included $3.0 million relating to the acquisition of ESI International that occurred during the three month period ended December 31, 1997. Additionally, $13.4 million was used to satisfy a portion of the AAA Notes. As a result of these payments, and as of December 31, 1997, the Company had no borrowing from its principal banks.

         On January 6, 1998, the Company received an additional $2.0 million, net of underwriting discounts of $150,000 from the partial exercise of the underwriters' over-allotment option for 237,500 shares.

         On February 11, 1998, $3.6 million of AAA Notes that were outstanding as of December 31, 1997 were redeemed by an entity controlled by the Company's principal shareholder for the sale of a corporate aircraft.

         The Company's total debt as of March 31, 1998, including current maturities, was $6.0 million. Of this amount, $4.2 million is the amount of AAA Notes that was due and paid on April 15, 1998. The Company satisfied this obligation primarily with its cash on hand, including the proceeds from the partial exercise of the over-allotment option. The remaining amount of the Company's debt of $1.8 million is related to the acquisition of ESI International.

         As of March 31, 1998, the Company had cash and cash equivalents of $2.8 million and working capital of $9.4 million. During the nine month fiscal 1998 period, the Company had net cash provided by operating activities of $5.4 million, made capital investments of $4.9 million and made cash payments for the acquisition of ESI International of $2.7 million, net of cash received.

         Effective December 10, 1997, the Company entered into the Credit Facility with its principal banks. This Credit Facility, as amended, provides the Company with $50.0 million of credit availability for a three-year period. Under the Credit Facility, $15.0 million is available for working capital needs, of which $5.0 million may be used for letters of credit. The remaining $35.0 million is available for use by the Company in growth initiatives such as capital expenditure programs and acquisitions. Borrowing under the Credit Facility is at rates, based on the prime rate or LIBOR, that the Company believes to be very favorable. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a certain ratio of funded debt to equity that the Company believes are achievable. As of March 31, 1998, no amounts had been drawn on the Credit Facility. In April 1998, $7.3 million in term notes was drawn against the Credit Facility for the purchase of the Vinewood Companies.

         The Company believes that cash on hand as of March 31, 1998, cash received from the partial exercise of the over-allotment option, cash flow from operations and available borrowing under the Credit Facility will be sufficient to fund its currently planned capital projects and operations for at least the next 24 months. The Company actively seeks opportunities to expand its business operations. If acquisition opportunities develop, the Company believes that it has adequate financing capacity in the Credit Facility. If acquisition opportunities of significant size develop that would extend the Company's borrowing beyond the capacity of the Credit Facility, the Company may be required to seek additional financing.


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

                  Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.

ITEM 5.           OTHER INFORMATION.

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.

                           3(a)     Amended and Restated Articles of
                                    Incorporation of the Company effective
                                    October 30, 1997 (filed as Exhibit 3(a) to the Company's Registration Statement on Form S-1 (File No. 333-36887), and incorporated herein by reference)

                           3(b) Amended and Restated Code of Regulations of the Company effective October 30, 1997 (filed as Exhibit 3(b) to the Company's Registration Statement on Form S-1 (File No. 333-36887), and incorporated herein by reference)

                           4(a) Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank One, NA, and National City Bank of Columbus (filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

                           4(b) First Amendment to Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank One, NA, and National City Bank of Columbus (filed as
                                    Exhibit 4(b) to the Company's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    December 31, 1997, and incorporated herein by reference)

                           4(c) Second Amendment to Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank One, NA, and National City Bank of Columbus

                           27       Financial Data Schedule

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

                                           MPW INDUSTRIAL SERVICES GROUP, INC.,
                                           an Ohio corporation


Dated:  May 14, 1998                       By:   /s/ DANIEL P. BUETTIN
        ------------------------------           ---------------------------
                                                 Daniel P. Buettin
                                                 Vice President, Chief Financial
                                                 Officer and Secretary
                                                 (on behalf of the Registrant
                                                    and as Principal Financial
                                                    Officer)

                                  EXHIBIT INDEX


    Exhibit
    Number      Description of Exhibit
    ------      ----------------------

     3(a) Amended and Restated Articles of Incorporation of the Company effective October 30, 1997 (filed as Exhibit 3(a) to the Company's Registration Statement on Form S-1 (File No. 333-36887) ("Registration Statement"), and incorporated herein by reference)

     3(b) Amended and Restated Code of Regulations of the Company effective October 30, 1997 (filed as Exhibit 3(b) to the Company's Registration Statement and incorporated herein by reference)

     4(a) Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank One, NA, and National City Bank of Columbus (filed as exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

     4(b) First Amendment to Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank One, NA, and National City Bank of Columbus (filed as exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

     4(c) Second Amendment to Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank One, NA, and National City Bank of Columbus

      27         Financial Data Schedule