Form 10-K
period 1998-06-30
MPW INDUSTRIAL SERVICES GROUP INC
filed 1998-09-25
CIK 1047098

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO
                        COMMISSION FILE NUMBER: 0-23335
                      MPW INDUSTRIAL SERVICES GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     OHIO                                        31-1567260
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                 9711 LANCASTER ROAD, S.E., HEBRON, OHIO 43025
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (740) 927-8790

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK, WITHOUT PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 18, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $38,141,209.*

     The number of shares of Common Stock outstanding on September 18, 1998, was 10,700,201 shares.

     The Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 11, 1998 is incorporated by reference in
Part III of this Form 10-K to the extent stated herein.
                            ------------------------

* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10
                                  PART II
Item 5.   Market for Common Equity and Related Stockholder Matters....   11
Item 6.   Selected Consolidated Financial Data........................   12
Item 7.   Management's Discussion and Analysis of Financial Condition    13
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures about Market          20
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................   21
Item 9.   Changes and Disagreements with Accountants on Accounting and   39
          Financial Disclosure........................................
                                  PART III
Item 10.  Directors and Executive Officers............................   39
Item 11.  Executive Compensation......................................   39
Item 12.  Security Ownership of Certain Beneficial Owners and            39
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   39
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form    39
          8-K.........................................................
SIGNATURES............................................................   42
EXHIBIT INDEX.........................................................   44

                                     PART I

     All statements, other than statements of historical facts, included in this Form 10-K, including, without limitation, statements made in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, including the amount and nature thereof, potential acquisitions by the Company, trends affecting the Company's financial condition or results of operations, and the Company's business and growth strategies are forward-looking statements. Such statements are subject to a number of risks and uncertainties, including risks and uncertainties identified in "Item 1. Business -- Investment Considerations" and other general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations affecting the Company's operations and other factors, many of which are beyond the control of the Company. Also, there is always risk and uncertainty in pursuing and defending litigation and other disputes in the course of the Company's business. All of these risks and uncertainties could cause actual results to differ materially from those assumed in the forward-looking statements. These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date of this Form 10-K. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, that are incorporated by reference herein or are otherwise publicly available at the offices of the Securities and Exchange Commission or at its website (http://www.sec.gov).

ITEM 1.  BUSINESS

GENERAL

     MPW Industrial Services Group, Inc. ("MPW" or the "Company") is a leading provider of industrial cleaning and facilities support services in the Midwest and Southeast focused on technology-based industrial services, including industrial filtration management services, industrial container cleaning, industrial process water purification and other specialized services. During the Company's fiscal year ended June 30, 1998 ("fiscal 1998"), the Company provided services to more than 1,000 customers. MPW serves customers in a broad range of industries including automotive, electric power, chemical, pulp and paper, steel, transportation, aerospace and other heavy manufacturing. The Company's services typically are performed within large industrial facilities and require the use of Company-owned equipment and specially trained personnel. The Company believes that its services are generally recurring in nature and are essential to manufacturing efficiency and safety at its customers' facilities. The Company has over 25 years of experience and currently has more than 1,400 employees, a network of 41 offices and over 1,200 pieces of operating equipment. The following is a description of the Company's primary service lines.

  Industrial Cleaning and Facility Support

     The cornerstone of the Company's business is its industrial cleaning and facility support services that are provided primarily at customer facilities. These services accounted for 67.3% of the Company's fiscal 1998 revenues. The Company's industrial cleaning and facility support operations are provided on both a daily recurring basis and a project-by-project basis, as well as pursuant to longer-term arrangements. MPW uses conventional cleaning techniques and employs a number of specialized technologies including the following:

     Dry Vacuum. The Company's dry vacuum cleaning operation removes sand, grain, resins, coke, fly ash, powder and dozens of other materials for customers on regular cleaning schedules, during regularly scheduled outages and in emergency spill situations. The Company's fleet of dry vacuum vehicles has both trucks and chassis custom-built to the Company's specifications for maximum versatility, performance and durability. The dry vacuum vehicles operate around the clock if required, both on dry vacuum projects and as power boosters for wet vacuum tankers. MPW performs its dry vacuum services for customers in environments such as heavy industrial boilers and precipitator ductwork and provides site cleaning at steel mills, foundries, pulp and paper plants, mines, grain processing plants, aluminum plants and electric generating facilities.

     Wet Vacuum. The Company's wet vacuum cleaning operations provide for the removal of liquid and semi-solid waste for customers involved in the steel, cement, foundry, aluminum, pulp and paper, mining and grain processing industries as well as customers involved in electric power generation. The Company's custom fabricated vacuum tankers, with custom hydraulics and up to 6,500 gallon capacities, can handle liquids, sludges and semi-solids with pumping capacities ranging from 1,200 cfm to 4,500 cfm. The Company's wet vacuum equipment includes transport tankers, vacuum tankers, straight truck turbo vacuums and straight truck maxi vacuums.

     Industrial Power Wash. The Company's customized, hot high-pressure wash trucks, ideally suited for off-road heavy equipment cleaning, are totally self-contained, complete with water supply and 1,500,000 btu kerosene heaters and can deliver flow rates from 65 gpm to 180 gpm at pressures up to 3,000 psi. Beyond truck and equipment washing, the Company's industrial power wash business also services such diverse industrial needs as brick cleaning, building restoration, factory floor and ceiling cleaning and mill cleaning. MPW also performs hydrostatic pipeline testing to detect pipeline leaks through the injection of water at a prescribed pressure. In connection with its industrial power wash business, the Company has instituted certain environmental safeguards ranging from the use of environmentally acceptable soaps and degreasers to post-wash evaluation of residue.

     Water Blasting. MPW began its water blasting business by cleaning kettles and reactors in the paint and resin manufacturing industries. With custom-built high pressure pumps capable of up to 20,000 psi, and specially designed components for variable flow rates and coverage, the Company has the equipment and technology necessary for a variety of water blasting projects. The Company's water blasting projects have included such diverse services as exterior cleaning; removal of latex, phosphates, resins, coke, fly ash, black liquor, water scale, mastics, rust, asphalt, metal burrs, cement and other materials; the cleaning of piping, heat exchangers and boilers; and the cutting of grooves in cement pipes. The Company uses water blasting technology in paper mills, chemical plants, paint plants, oil refineries, power plants and various other industrial environments.

     Ultra-High Pressure Water Blasting. The Company provides ultra-high pressure industrial cleaning and cutting services using specially designed and fabricated equipment. Such ultra-high pressure services, ranging from 20,000 psi to 40,000 psi, provide several benefits over conventional water blasting methods, including the ability to apply ultra-high pressure cleaning methods with a very low volume of water, the minimization of surface damage or degradation, the reduction or elimination of by-products or waste products that may require clean-up or disposal, the elimination of certain safety hazards as a "non-spark generating" technique, the elimination of airborne contaminants, and reduced preparatory and clean-up times. By introducing an abrasive material into the water stream, ultra-high pressure cleaning can also be used to cut virtually any material without the use of heat or open flames. The Company provides its ultra-high pressure cleaning and cutting services primarily to the automotive and power generation industries.

     Cryojetic Cleaning. The Company's cryojetic cleaning process uses dry ice pellets to remove surface contaminants without abrasives or chemicals, making it well suited for sensitive cleaning applications, such as removing slag, epoxies, urethanes or oils from such surfaces as hot molds, printed circuit boards, paint hooks, storage vessels and radioactive surfaces. MPW's cryojetic system incorporates the principles of mass transfer, thermal shock and supersonic velocity, and utilizes dry ice pellets to create an inert non-abrasive, non-contaminating cleaning medium. Once the dry ice has performed its cleaning function, it evaporates, leaving only the removed surface contaminate material as waste. The Company's cryojetic cleaning operation serves utility, automotive, aerospace, electronics, chemical, tire, rubber and petroleum concerns.

     Chemical Cleaning. Using equipment that is specially designed and maintained, the Company's dedicated team of chemical technicians, engineers and service engineers provide chemical cleaning services to a variety of customers. Applications include the cleaning of boilers, cooling systems, condensers, heat exchangers, tanks, piping systems and evaporators. The Company's chemical cleaning operations primarily serve customers in the chemical, power utility, paper, petroleum and steel industries. MPW utilizes mobile laboratories that allow an analysis of solvents to be made on-site. The customers retain and dispose of chemicals used in the cleaning process in accordance with their own environmental programs.

     Other Specialized Services. In response to special customer and industry requirements, the Company has developed sophisticated equipment and technologies designed to bring higher quality, greater efficiency and safety to the cleaning process. Examples of such specialized services include: (i) on-line boiler de-slagging for the electric power industry using high energy, robotically controlled machinery; (ii) closed loop continuous line cleaning to reduce levels of contamination for the nuclear power industry; and (iii) combination washing and filtration processes to reduce contaminants for the gas pipeline industry. Additionally, in April 1998, the Company completed the acquisition of substantially all of the assets of Straightline Optical Service, Inc., a Georgia corporation ("SOS"). With the SOS acquisition, MPW is now able to offer customers industrial equipment alignment services for the installation of new equipment and resolving process problems due to misalignment in existing machines.

  Industrial Filtration Management Services

     MPW entered the industrial filtration management services market in April 1996 with its acquisition of Weston Engineering, and expanded its presence in this market through the acquisition of ESI North, Limited and ESI International, Inc. (collectively "ESI International"), another industrial filtration management services provider. In August 1998, MPW further expanded its industrial filtration management services business through the acquisition of Gauthier Enterprises, Inc., a Michigan corporation ("Gauthier"), a liquid filtration services and media provider primarily to domestic automobile manufacturers. The Company provides engineering and consulting services through the identification of various contaminant sources and the management of air and liquid flow. In addition, the Company installs and regularly services filtration devices in many of the automotive facilities in the North American automotive market.

     The Company is a major authorized distributor of filters and filtration media and ancillary products used in production automobile facilities. MPW also manages certain other commodity products, such as brushes, gloves, rags and equipment covers, used in automotive paint shops. The Company markets products manufactured by over 100 different suppliers, primarily to major auto manufacturers in the United States. The Company typically prices its filters and related products to recover the costs of providing engineering and consulting support to customers.

  Industrial Container Cleaning

     The Company's industrial container cleaning operations began in April 1993 within a single customer's facility. In 1996, the Company completed its dedicated facility located in Chesterfield, Michigan, which was primarily intended to serve the Mt. Clemens, Michigan facility of E.I. duPont de Nemours' ("duPont") automotive paint division. The automotive industry uses 30 to 575 gallon paint resin containers (called "totes") in the vehicle painting process. Totes are portable stainless steel or aluminum containers that are filled with paint resin and are refilled after use. In order to produce a high-quality paint finish, these totes must be thoroughly cleaned between each use. The Company utilizes a patented technology to high pressure clean totes. In August 1998, MPW acquired substantially all of the assets of Tank Management, Inc., a Michigan corporation ("TMI"), a full-service provider of industrial container cleaning and related container management services to automotive paint manufacturers. TMI also provided tote cleaning services to the Mt. Clemens facility. In connection with the acquisition of TMI, the Company entered into a new five year contract with duPont providing for the Company to clean a minimum of 90% of the annual tote volume of the Mt. Clemens facility.

     In April 1998, the Company completed the acquisition of substantially all of the assets of Vinewood Corporation and its affiliated entities (collectively, the "Vinewood Companies"), an integrated provider of industrial container cleaning and related container management services. With this acquisition, MPW acquired the Vinewood Companies' rights under a master service agreement with PPG Industries, Inc. ("PPG"), which provided that the Vinewood Companies were the preferred vendor for industrial container cleaning and management services to PPG facilities in North America.

  Industrial Process Water Purification

     The Company's industrial water purification operation is based at its 14,000 square foot resin regeneration facility located in Newark, Ohio and provides pure feed water to customers primarily in the utility, steel and automotive industries. MPW's water purification business offers reverse osmosis treatment, deionization technologies and water filtration through a mobile fleet of equipment and through temporary and permanent on-site servicing. The Company also provides its water purification services on an emergency response basis. MPW's industrial process water purification projects are typically priced on a per gallon basis with the exception of emergency response projects.

     The Company's mobile trailers feature an independent valve structure that allows for maximum flexibility on every site. Because each tank is individually accessible, it is used only for one pre-designated purpose, so the possibility of cross-contamination is eliminated. The Company's mobile water units work in tandem with existing water purification systems or function independently at a particular site. The Company also offers service exchange, an economical solution for small quantity requirements. Service exchange tanks are maintained to the same high standards as the Company's mobile operations and provide an ideal means of attaining on-site efficiency without incurring capital investment costs.

MARKETING

     The Company believes that it attracts and retains customers primarily because of its ability to respond effectively and efficiently to customers' needs and its broad service line. The Company engages in cross-selling as a means to obtain incremental business from its current customers for new services.

     While the Company has long term commitments with certain customers for the provision of services, most orders for services are received on a job-by-job basis. In certain instances the Company maintains equipment at the locations of customers that have issued blanket purchase orders to the Company for the provision of services over an extended period. Such blanket orders do not obligate the customer to purchase a specified dollar amount of services. Blanket orders permit the Company to be contacted to perform services when needed. Such blanket orders, in combination with the location of the Company's personnel and equipment, allow the Company to expedite its response to a particular customer's needs and may constitute a competitive advantage versus service providers without on-site equipment. MPW provides its services primarily at prescribed rates or based upon competitive bidding and in some cases through direct negotiation with the customer. The Company generally does not have any meaningful backlog of service orders. The Company does not consider backlog to be an important indicator of future performance.

     The Company does not typically provide a separate written guaranty or warranty to customers for the services it provides. Due to the size and type of customers serviced, MPW does not generally experience significant delays or other problems in collecting its accounts receivable.

CUSTOMERS

     During fiscal 1998, MPW had sales to more than 1,000 customers and its ten largest customers represented 48% of revenues. General Motors Corporation represented approximately 14.4% and each of Chrysler Corporation and Toyota Motor Corporation represented over 5% of MPW's fiscal 1998 revenues. No other customer represented more than 5% of MPW's fiscal 1998 revenues.

     The Company relies heavily on repeat customers and uses both the written and verbal referrals of its satisfied customers to help generate new customers. Many of the Company's customers or prospective customers have a qualification procedure for becoming an approved bidder or vendor based upon the satisfaction of particular performance and safety standards set by the customer. Such customers often maintain a list of vendors meeting such standards and award contracts for individual jobs only to such suppliers. The Company strives to maintain its status as a preferred or qualified vendor.

EMPLOYEES

     As of June 30, 1998, the Company employed over 1,400 full-time employees. Of these, approximately 100 employees were employed by Aquatech Environmental, Inc. ("Aquatech"), a subsidiary located in Michigan and a signatory to a collective bargaining agreement with certain unions. MPW has not experienced any work stoppages and believes that its relations with employees are good.

SAFETY, TRAINING AND QUALITY ASSURANCE

     Performance of the Company's services requires the use of equipment and exposure to conditions that can be dangerous. Although the Company is committed to a policy of operating safely and prudently, the Company has been and is subject to claims by employees, customers and third parties for property damage and personal injuries resulting from performance of the Company's services. To minimize these risks, the Company has adopted broad training and educational programs and comprehensive safety policies and regulations. MPW requires that all operational personnel complete applicable safety courses mandated by the Occupational Safety and Health Administration ("OSHA"), Environmental Protection Agency, Department of Transportation and Mine Safety and Health Administration in areas including hazard communication, protective equipment, confined space entry, first aid, decontamination procedures and emergency response. In addition to these mandated training courses, the Company requires that water blast, dry and wet vacuum and power wash operational personnel complete a Company-designed hands-on skill training program prior to commencing such activities. The Company's management regularly monitors compliance with regulations promulgated by OSHA and the other regulatory authorities and is responsible for directing the Company's overall safety, training, quality assurance and environmental compliance programs. In addition, most of the Company's service facilities have a designated safety/training manager, who has responsibility for overseeing the Company's safety policies and procedures at the facility.

     The Company performs onsite services using employees who have completed applicable Company safety and training programs. In addition, the Company's policies require that employees complete a minimum amount of training and service with the Company prior to performing more sophisticated and technical jobs.

PROPRIETARY TECHNOLOGY

     The Company has developed proprietary technology and know-how that it uses in connection with its provision of cleaning services to customers. Certain of the equipment used by the Company contains components that are readily available in the industry; however, the Company custom designs and fabricates many components. The design of these custom components and the design of certain equipment used in specialized operations are proprietary to the Company. The Company owns a substantial number of vehicles and other pieces of production equipment that have been specially made or customized for MPW. Some of the water cleaning services provided by the Company are dependent upon the Company's proprietary technologies and self-designed equipment, tools and accessories. This technology is not only encompassed by the techniques used by its service personnel in providing services, but is inherent in the design of the component parts of the equipment used by the Company in providing those services.

COMPETITION

     The market for industrial services is fragmented. There are many competitors, no one of which MPW believes holds a substantial market share. The Company competes with a number of companies in substantially all of the regions in which it operates. The larger national or regional industrial service companies are typically divisions or subsidiaries of engineering, construction or other service firms. In recent years there has been a greater concentration of resources in the industrial cleaning industry. In October 1996, The ServiceMaster Company acquired Premier Manufacturing Support Services, Inc., one of the leading providers of outsourcing services to the automotive industry. In July 1997, Philip Services Corp. (formerly Philip Environmental, Inc.) acquired Allwaste, Inc. and Serv-Tech, Inc., and in September 1998, HydroChem Industrial Services, Inc. announced its intention to acquire Valley Systems, Inc., all of which are competitors of the Company. Some of the larger industrial services companies have significantly greater financial and other resources than the Company.

     The Company believes that the principal competitive factors in the industrial services industry are experience, capability and price competitiveness. The Company believes that its principal competitive advantages are the quality of the equipment that it uses, its ability to respond quickly to customer needs and its reputation for competent and professional personnel. MPW positions itself competitively as a value leader and not a price leader, though it remains necessary for MPW to price its services at levels where its customers will achieve cost savings versus performing the same services themselves.

REGULATION

     The Company's operations are subject to numerous rules and regulations at the federal, state and local levels. All of the Company's operations are subject to regulations issued by the United States Department of Labor under the Occupational Safety and Health Act. These regulations have strict requirements for protecting employees involved with any materials that are classified as hazardous.

     As part of its services, the Company provides support to its customers for the management of their hazardous materials and other contaminants generally in the form of assisting in the movement of such materials within customers' facilities and, occasionally, assisting its customers in the logistics of transporting hazardous materials, including advising customers on the completion of waste manifests and providing customers with information regarding permitted disposal facilities. The Company does not transport or dispose of such hazardous materials itself, and the Company attempts to not take regulatory responsibility for such hazardous materials. The Company attempts to avoid such regulatory responsibility by not taking title to any wastes as defined in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act of 1976 and the Superfund Amendments and Reauthorization Act.

     As part of its industrial container cleaning operations, the Company manages certain solvents used in the cleaning process. Once they are used, these solvents are sent by licensed transporters to licensed recycling facilities. The Company does not believe that its current activities are subject to the regulations pertaining to hazardous waste treatment, storage or disposal facilities or transporters of such wastes. The Company's industrial container cleaning operation is subject to regulations pertaining to the disposition of spent solvents. This facility was constructed by the Company in compliance with such regulatory requirements and the Company believes that it provides adequate safeguards to prevent environmental exposure.

     The Company's employees typically perform their work within the customer's operating facilities. These work environments generally do not expose the customer's employees or the Company's employees to hazardous materials beyond levels allowed by applicable regulations. The Company's employees also generally do not perform work that requires any direct contact with harmful materials. Occasionally, as part of the Company's support services, Company employees may, at a customer's request, move hazardous materials within such customer's facility. In addition, some of the Company's more specialized cleaning procedures may require Company employees to work near hazardous materials. Before any such work is commenced, however, a complete survey of the material is performed and a health and safety plan with respect to such material is developed and implemented. Company employees are required to perform such work only with the proper protective equipment and training.

     The Company maintains a full-time staff of safety and environmental specialists to ensure that the Company's personnel operate in safe conditions and are properly protected against harmful exposure. The staff of specialists design training materials, develop safety and environmental policies and materials, conduct training classes for employees regarding compliance with governmental regulations and Company procedures, conduct environmental and safety audits at Company work sites and monitor safety and environmental compliance at on-site customer locations.

     MPW believes that it has obtained the permits and licenses required to perform its business and believes that it is in substantial compliance with all federal, state and local laws and regulations governing its business. To date, the Company has not been subject to any significant fines, penalties or other liabilities under such laws and regulations. However, no assurance can be given that future changes in such law and regulations, or interpretations thereof, will not have an adverse impact on the Company's operations.

INSURANCE

     Much of the work performed by the Company is pursuant to contracts that require the Company to indemnify the customer for injury or damage occurring on the work site. The terms of such indemnity agreements vary, but generally they provide that the Company is required to indemnify the customer for losses resulting from or incurred in connection with the actions of the Company in providing its services whether or not the Company has been negligent. Liability for such indemnification claims is covered primarily by the Company's insurance policies.

     Although the Company believes that its insurance coverage is consistent with industry practice, there are exclusions from the Company's insurance coverage for matters of environmental pollution and other types of environmental damage claims. An uninsured or partially insured claim, if successful and of sufficient magnitude, could have a material adverse effect on the Company or its financial condition.

INVESTMENT CONSIDERATIONS

  Highly Competitive Industry

     The industrial services industry is highly competitive and fragmented and requires substantial labor and capital resources. Each of the geographic markets in which the Company competes or will likely compete is served by one or more of the larger national or regional industrial services companies, as well as numerous local industrial services companies of varying sizes and resources. The larger industrial services companies may have significantly greater financial and other resources than the Company. From time to time, these or other competitors may reduce the price of their services in an effort to expand market share. These practices may either require MPW to reduce the pricing of its services or result in a loss of business. There can be no assurance that the Company will be able to compete effectively with existing or potential competitors and any inability to compete would have a material adverse effect on the Company's competitive strategies, results of operations and its efforts to achieve its objectives.

  Dependence on Customer Outsourcing

     The Company's business and growth strategies depend in large part on the continuation of a trend toward outsourcing industrial services. The decision to outsource is dependent upon customer perception that outsourcing may provide higher quality services at a lower overall cost and such decision is subject to change at the customer's discretion. There can be no assurance that the trend toward outsourcing industrial services will continue, as organizations, due to perceptions of quality or pricing advantages, may elect to perform such services in-house. In addition, labor unions representing employees of certain of the Company's current and prospective customers have generally opposed the outsourcing trend and sought to direct to union employees the performance of services typical of those offered by the Company. A reversal of the trend toward outsourcing could have a material adverse effect on the Company's business and growth strategies.

  Risks Related to Growth Through Acquisition

     One of MPW's business strategies is to increase its revenues, earnings and market share through the acquisition of businesses that complement its existing operations, expand its service capabilities or provide it with an entry into markets it does not currently serve. Growth through acquisitions involves substantial risks, including the risk of improper valuation of the acquired business and the risk of inadequate integration. There can be no assurance that suitable acquisition candidates will be available, that the Company will have access to financing or that MPW will be able to acquire or profitably integrate such additional businesses. The Company may compete for acquisition and expansion opportunities with companies that have significantly greater financial resources than the Company. In addition, to the extent that consolidation becomes more prevalent in the industry, the prices for attractive acquisition candidates may be increased, and there can be no assurance that businesses acquired in the future will achieve levels of profitability that justify the investment therein. The risks associated with growth through acquisitions could have a material adverse effect on the Company's growth strategies as well as its business, results of operations and financial condition.

  Environmental Risks

     Although the Company attempts to not take responsibility for, nor transport or dispose of, hazardous materials generated by the Company's customers in the normal course of the Company's business, the Company does provide support to its customers for the management of their hazardous materials. Such support includes certain on-site movement and packaging of its customers' hazardous materials and logistical support for its customers' transportation and disposal of hazardous materials. In addition, some of the Company's more specialized cleaning procedures may require Company employees to work near hazardous materials. In performing such services, the Company could potentially be liable to third parties or its employees for various claims for property damage or personal injury stemming from a release of hazardous substances or otherwise. Personal injury claims could arise contemporaneously with performance of the work or long after completion of the project as a result of alleged exposure to toxic substances. A large number of such claims or one or more such claims that result in a significant liability to the Company could have a material adverse effect upon the Company. See "-- Regulation."

  Concentration of Customers

     In fiscal 1998, MPW's ten largest customers represented 48% of revenues. General Motors Corporation represented 14.4% and each of Chrysler Corporation and Toyota Motor Corporation represented over 5% of fiscal 1998 revenues. Substantially all of the Company's arrangements to perform services may be terminated or modified by its customers at will and without penalty. Although MPW has historically maintained long-term relationships with many customers, a portion of the Company's services are project oriented and the Company has few long-term contracts. The Company's loss of, and failure to replace the revenues from, one or more large customers, could have a material adverse effect on the Company's business, results of operations and financial condition.

  Availability of Labor Personnel

     MPW's industrial cleaning and facility support services are labor intensive. The Company employs a large number of hourly workers in order to provide its services and incurs substantial expenses for recruiting and training new personnel. Approximately 80% of the Company's workforce is comprised of hourly workers. The current low unemployment rate in certain geographic areas in which MPW operates has contracted the labor pool available to the Company in those areas. The Company has historically experienced a high level of turnover, and there can be no assurance that the Company will be able to maintain a labor force adequate to operate efficiently, that the Company's labor expenses will not increase as a result of a shortage in the supply of hourly workers or that the Company will not have to curtail its growth strategy as a result of labor shortages.

  General Economic Conditions

     The Company's results of operations may fluctuate as a result of general economic conditions. Many of the Company's customers operate in industries, such as the automotive and steel industries, which have historically shown sensitivity to recessions and other adverse conditions in the general economy. Consequently, a general or regional economic downturn may result in a reduction in the demand for the Company's services and, thus, have a material adverse effect on the Company's business, results of operations and financial condition.

  Fluctuations in Quarterly Results

     The Company's quarterly results of operations may fluctuate as a result of a number of factors over which the Company has no control, including its customers' budgetary constraints, the timing and duration of its customers' planned maintenance activities and shutdowns and changes in its competitors' pricing policies. Also, certain operating and fixed costs remain relatively constant throughout the fiscal year, which when offset by differing levels of revenues may result in fluctuations in quarterly operating results. The Company's results of operations tend to vary seasonally, with the third quarter generating the least amount of revenues, higher revenues in the second quarter and the greatest amount of revenues in the first and fourth quarters. As a result, the Company's financial performance can vary significantly from quarter to quarter, which could have an impact on the Company's stock price.

  Voting Control of Current Shareholders

     Monte R. Black, Chairman of the Board and Chief Executive Officer, owns beneficially, directly and indirectly, approximately 57.9% of the outstanding Common Stock. Accordingly, Mr. Black is able to exercise control over the Company's affairs, the election of individuals to the Board of Directors and the outcome of other matters submitted to a vote of shareholders.

  Dependence on Senior Management

     MPW's success is largely dependent upon the efforts of the members of its senior management team, particularly Monte R. Black, Chairman of the Board and Chief Executive Officer, and Ira O. Kane, President and Chief Operating Officer. If these executive officers or certain other officers of the Company do not continue in their present positions, or if a material number of other managers fail to continue with the Company, MPW's business could be adversely affected. See "Executive Officers of the Company" in Part I of this Form 10-K.

ITEM 2.  PROPERTIES

FACILITIES

     The Company currently services customers through its Hebron, Ohio headquarters and 40 branch locations in 19 states plus Canada and Mexico. The Company owns an industrial container cleaning facility in Cleveland, Ohio and a facility in Nashville, Tennessee, which is used in its filtration management business. Many of the Company's locations are leased facilities ranging from 3,000 to 37,400 square feet at which the Company houses equipment and maintains a small sales and administrative staff. Each industrial cleaning branch location is equipped to perform minor equipment maintenance. The Company leases its principal executive offices and main fabrication, maintenance and training facility in Hebron, Ohio, consisting of approximately 67,000 square feet, its industrial water facility located in Newark, Ohio, consisting of approximately 14,000 square feet, and its industrial container cleaning facility located in Chesterfield, Michigan, consisting of approximately 36,000 square feet, from related parties. See "Item 13. Certain Relationships and Related Transactions."

     Most of the Company's facilities are in sufficient proximity to another of the Company's facilities to enable the Company to transfer equipment and personnel between locations to respond to fluctuating service demands and to perform larger projects. The Company believes that such location strategy maximizes utilization of equipment and personnel. Operating and sales personnel staff the Company's service facilities and operate under the direction of divisional and regional management in accordance with policies, procedures and objectives established by the Company's management.

ITEM 3.  LEGAL PROCEEDINGS

     Various legal actions arising in the ordinary course of business are pending against the Company. None of the litigation pending against the Company, individually or collectively, is expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company furnishes the following information concerning the executive officers of the Company. Executive officers are elected annually by and serve at the pleasure of the board of directors.

     Monte R. Black (age 48). Mr. Black originally founded the Company in 1972 and has served as Chief Executive Officer and Chairman of the Board of Directors since that time.

     Ira O. Kane (age 51). Mr. Kane has served as President, Chief Operating Officer and Director of the Company since March 1994. Prior to joining the Company, Mr. Kane served as chairman of the board of directors, senior executive vice president and director of NSC Corporation, an asbestos abatement company, and president and chief operating officer of NSC Industrial Services Corp., an industrial services company, from June 1993 until February 1994. Prior to joining NSC Corporation, Mr. Kane served as director and executive vice president of OHM Corporation, an environmental services company, from January 1984 until June 1993. Prior to joining OHM Corporation, Mr. Kane was a partner with Crabbe, Brown, Jones, Potts & Schmidt, a law firm.

     Daniel P. Buettin (age 45). Mr. Buettin has served as Vice President, Chief Financial Officer and Assistant Secretary of the Company since September 1995. Prior to joining the Company, Mr. Buettin served in the following capacities with OHM Corporation, an environmental services company: (i) chief financial officer and vice president of finance from November 1994 until June 1995; (ii) vice president and general manager -- midwest region from April 1992 until November 1994; and (iii) corporate controller from February 1987 until April 1992. Before joining OHM Corporation, Mr. Buettin was employed by Arthur Andersen & Co., a public accounting firm.

     Robert J. Gilker (age 47). Mr. Gilker has served as Vice President, Law and Administration and Secretary of the Company since August 1998. Prior to joining the Company, Mr. Gilker was a partner with Jones, Day, Reavis & Pogue, a law firm, since 1987.

     Brad A. Martyn (age 37). Mr. Martyn has served as Corporate Controller, Treasurer and Assistant Secretary of the Company since December 1995. Prior to joining the Company, Mr. Martyn served in the following capacities for OHM Corporation, an environmental services company: (i) corporate director of finance from May 1995 until November 1995; (ii) controller -- eastern operations from August 1994 until May 1995; (iii) controller -- southern region from February 1990 until August 1994; and (iv) corporate tax manager from May 1987 until February 1990. Before joining OHM Corporation, Mr. Martyn was employed by Arthur Andersen & Co., a public accounting firm.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market ("NASDAQ") under the symbol "MPWG" since the Company's initial public offering on December 2, 1997 (the "Offering"). As of September 18, 1998, the Company had approximately 59 shareholders of record. The following table sets forth, for the periods indicated, the range of high and low closing prices for the Common Stock as reported on NASDAQ:

                                                               PRICE RANGE
                                                              -------------
                        FISCAL 1998                           HIGH      LOW
                        -----------                           ----      ---
Second Quarter (from December 2, 1997)......................    9 5/16   9
Third Quarter...............................................   11 1/2    7 1/4
Fourth Quarter..............................................   13 7/8   10 1/2

     The Company anticipates that all future earnings will be retained to finance the Company's operations and for the growth and development of its business. Accordingly, the Company does not currently anticipate paying cash dividends on its Common Stock. The payment of any future dividends will be subject to the discretion of the Board of Directors of the Company and will depend on the Company's results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board of Directors deem relevant. The Company's credit facilities contain covenants that prohibit the payment of cash dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for each of the years in the five-year period ended June 30, 1998 have been derived from the Consolidated Financial Statements, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data below should be read in conjunction with the audited Consolidated Financial Statements of the Company, including the Notes thereto, set forth in Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") set forth in Item 7 of this Form 10-K.

                                                         YEAR ENDED JUNE 30,(1)
                                           ---------------------------------------------------
                                            1994       1995       1996      1997(2)    1998(2)
                                           -------    -------    -------    -------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues.................................  $49,172    $56,305    $58,430    $72,908    $93,416
Costs and expenses:
  Cost of services.......................   31,759     37,768     37,543     48,460     63,012
  Selling, general and administrative
     expenses............................    9,265     10,208     11,009     13,603     16,657
  Depreciation and amortization(3).......    4,589      4,356      4,933      3,655      3,610
  Deferred stock option
     compensation(4).....................       --         --         --      2,764      3,415
  Non-recurring item(5)..................    1,011         --         --         --         --
                                           -------    -------    -------    -------    -------
  Total costs and expenses...............   46,624     52,332     53,485     68,482     86,694
                                           -------    -------    -------    -------    -------
Income from operations...................    2,548      3,973      4,945      4,426      6,722
Interest expense, net....................      274        104        541        974        874
Minority earnings(6).....................       --         --        172        207        119
                                           -------    -------    -------    -------    -------
Income from continuing operations before
  income taxes...........................    2,274      3,869      4,232      3,245      5,729
Provision for income taxes(7)............      134        331        360      1,085        336
                                           -------    -------    -------    -------    -------
Income from continuing operations........    2,140      3,538      3,872      2,160      5,393
Discontinued operations, net of income
  taxes..................................      268        367        163         --         --
                                           -------    -------    -------    -------    -------
Net income...............................  $ 2,408    $ 3,905    $ 4,035    $ 2,160    $ 5,393
                                           =======    =======    =======    =======    =======
Pro forma information:
  Historical income from continuing
     operations before taxes.............                                   $ 3,245    $ 5,729
  Pro forma taxes on income..............                                     1,298      2,292
                                                                            -------    -------
  Pro forma net income...................                                   $ 1,947    $ 3,437
                                                                            =======    =======
  Pro forma net income per common
     share...............................                                   $  0.31    $  0.40
                                                                            =======    =======
  Pro forma net income per common share,
     assuming dilution...................                                   $  0.29    $  0.37
                                                                            =======    =======
  Weighted average common shares
     outstanding.........................                                     6,200      8,604
  Weighted average common shares
     outstanding, assuming dilution......                                     6,765      9,290

                                                                JUNE 30,
                                           ---------------------------------------------------
                                            1994       1995       1996       1997       1998
                                           -------    -------    -------    -------    -------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..........................  $ 4,394    $ 3,906    $ 2,521    $ 7,069    $11,429
Net property and equipment...............   13,004     12,775     21,258     23,400     28,593
Total assets.............................   26,579     27,695     39,468     45,285     72,367
Total debt and capital leases, including
  current maturities.....................    2,328      1,234     12,471     14,732     16,991
Total shareholders' equity...............   16,681     16,605     16,067     16,478     39,721

---------------
(1) During the three month period ended December 31, 1997, numerous events occurred and certain transactions were recorded that were directly related to the Offering and affect the comparability of the results of operations for the Company for the year ended June 30, 1998 to prior periods. See MD&A set forth in Item 7 of this Form 10-K.

(2) The pro forma financial results of operations presented for the years ended June 30, 1997 and 1998 reflect a pro forma adjustment to taxes on income based on an effective rate of 40.0% for the periods prior to the termination of Industrial's S Corporation status. See Note (7) below.

(3) Effective July 1, 1996, the Company changed its useful life assumptions for certain categories of property and equipment, resulting in a $1,620,000 reduction in depreciation and amortization expense in fiscal 1997. See Note 4 to the Consolidated Financial Statements.

(4) Represents compensation expense related to the Company's obligation, under certain conditions, to repurchase securities issued under certain of the Company's stock option plans. Such repurchase obligation terminated effective with the Offering.

(5) Represents charges related principally to the termination of certain workers' compensation insurance with the State of Ohio's Bureau of Workers' Compensation by the Company. This change occurred effective October 1, 1993, whereby the Company restructured its primary workers' compensation insurance program with respect to the State of Ohio.

(6) Effective December 5, 1997, the Company purchased the remaining minority stock ownership interests in Aquatech.

(7) Prior to October 31, 1997, Industrial was an S Corporation for income tax purposes and did not record a provision for federal and certain state income taxes. However, certain of the Company's other subsidiaries were historically taxed as C Corporations and appropriate provisions for federal and state income taxes were recorded. Effective October 31, 1997, Industrial terminated its S Corporation status and became subject to corporate income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the Notes thereto, set forth in Item 8 of this Form 10-K.

OVERVIEW

     The Company has been providing industrial services to customers for over 25 years. In recent years, the Company added several key members to its management team and developed a strategy to more aggressively pursue acquisitions and internal growth initiatives, as well as to implement systems, controls and other infrastructure necessary to support future growth.

     MPW primarily derives its revenues by providing industrial services and materials under time and materials or fixed price agreements with its customers. Revenues from time and materials agreements are recognized based on labor and materials expended. Revenues from fixed price agreements are recorded based on the percentage of completion method.

     Cost of services includes all direct labor, materials, subcontractor and other costs related to the performance of MPW's services. Cost of services also includes all costs associated with the Company's operating equipment, excluding depreciation and amortization.

     Selling, general and administrative expenses include management salaries, clerical and administrative overhead, professional services, costs associated with marketing and sales efforts and costs associated with the Company's information systems.

     Depreciation and amortization consists of depreciation of operating equipment and amortization of capital leases and goodwill. Depreciation is calculated using the straight-line method over the estimated useful lives of property and equipment. Capital leases are amortized on a straight-line basis over the lease term and goodwill is amortized on a straight-line basis over a period not exceeding 25 years. Depreciation and amortization as a percentage of revenues declined in the year ended June 30, 1997 ("fiscal 1997") primarily as a result of the Company's decision to change its estimates of the useful lives of certain property and equipment, effective July 1, 1996. The Company made this change in order to more accurately reflect the Company's actual history of useful lives. The Company used the net book value of each of its property and equipment assets as of July 1, 1996 and applied the remaining useful life of each asset in the calculation of depreciation from that date forward. The change reduced fiscal 1997 depreciation and amortization expense by $1.6 million.

     Effective December 31, 1995, MPW disposed of its 70% interest in B&B Underground. See Note 5 to the Consolidated Financial Statements. The operations and subsequent sale of the Company's interest in B&B Underground have been accounted for as discontinued operations and the Consolidated Financial Statements have been restated to report this business separately as discontinued operations for all periods presented.

     In April 1996, the Company expanded into the complementary business of industrial filtration management services through the acquisition of Weston, with revenues of $8.6 million for the twelve-month period ended June 30, 1996. In fiscal 1998, the Company completed the acquisitions of four companies, ESI International, the Vinewood Companies, Straightline Optical Service and Maintenance Concepts (collectively, the "1998 acquisitions"). The 1998 acquisitions contributed $7.0 million of revenues in fiscal 1998. See Note 3 to the Consolidated Financial Statements.

     On December 1, 1997, the Registration Statement related to the Offering was declared effective by the Securities and Exchange Commission and the Company's stock began trading on NASDAQ on December 2, 1997. Pursuant to the terms of the Offering, on December 5, 1997, the Company issued 3,750,000 shares of its common stock that were sold at $9.00 per share. On January 2, 1998, the over-allotment option in connection with the Offering was partially exercised and on January 6, 1998, the Company issued an additional 237,500 shares of its common stock at $9.00 per share. The net proceeds to the Company in connection with the Offering, including the partial exercise of the over-allotment option, were $33.4 million before deducting expenses of $1.3 million.

     During the three month period ended December 31, 1997, numerous events occurred and certain transactions were recorded that were directly related to the Offering and affect the comparability of the results of operations for the Company for fiscal 1998 to fiscal 1997. These events and transactions were:

          1. Effective October 31, 1997, Industrial terminated its S Corporation election under subchapter S of the Internal Revenue Code of 1986, as amended, for federal income tax purposes and under comparable state tax laws. In connection therewith, Industrial declared a dividend of $21.2 million evidenced by the AAA Notes, as defined in Note 2 of the Consolidated Financial Statements of the Company set forth in Item 8 of this Form 10-K, and the Company recorded a net non-recurring tax benefit of $702,000 and a related current deferred tax asset and noncurrent deferred tax liability of $2.1 million and $1.4 million, respectively.

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

          4. On December 5, 1997, the Company purchased certain minority stock ownership interests in Aquatech with cash in the amount of $339,000 and the issuance of 37,667 shares of the Company's common stock.

          5. On December 5, 1997 the Company used a portion of the net proceeds from the Offering to repay $15.9 million of outstanding liabilities to its principal banks.

          6. During December 1997, the Company used a portion of the net proceeds from the Offering to repay $13.4 million of the outstanding balance of the AAA Notes.

     For purposes of this MD&A, the following adjusted pro forma information is being presented as supplemental information to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for fiscal 1997 and 1998, only. Management's analysis of fiscal 1998 compared to fiscal 1997 under the heading of "Results of Operations" below utilizes this supplemental information.

                         ADJUSTED PRO FORMA INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Income from continuing operations before income taxes as
  reported..................................................   $3,245      $5,729
Adjustments other than income taxes:
  Reduction of historical lease costs for certain facilities leased by the Company from related parties pursuant to
     restructured lease agreements which took effect in
     connection with the Offering...........................      261          90
  Elimination of interest expense, net, related to repayment
     of existing debt from the proceeds of the Offering.....      618         438
  Elimination of minority earnings as a result of the
     Company's purchase of certain minority shareholders'
     interests effective with the Offering..................      207         119
  Elimination of deferred stock option compensation
     expense................................................    2,764       3,415
                                                               ------      ------
Adjusted pro forma income before income taxes...............    7,095       9,791
Provision for income taxes(1)...............................    2,838       3,916
                                                               ------      ------
Adjusted pro forma net income...............................   $4,257      $5,875
                                                               ======      ======
Adjusted pro forma net income per common share..............   $ 0.43      $ 0.58
                                                               ======      ======
Adjusted pro forma net income per common share, assuming
  dilution..................................................   $ 0.40      $ 0.54
                                                               ======      ======
Weighted average common shares outstanding(2)...............    9,988      10,202
Weighted average common shares outstanding, assuming
  dilution(2)...............................................   10,669      10,901

---------------
(1) Based on an effective rate of 40%.

(2) Based on the assumption that the sale of 3,750,000 shares of the Company's common stock in the Offering and the issuance of 37,667 shares of the Company's common stock in exchange for certain minority shareholders' interests occurred at the beginning of each period presented.

(3) The following table presents the Company's unaudited consolidated quarterly financial results of operations on an adjusted pro forma basis for each of the four quarters in fiscal 1997 and 1998:

                                                                    QUARTER ENDED                             YEAR
                                              ---------------------------------------------------------      ENDED
                                              SEPTEMBER 30   DECEMBER 31      MARCH 31       JUNE 30        JUNE 30
                                              ------------   ------------   ------------   ------------   ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
 FISCAL 1998
 Revenues...................................    $21,756        $24,078        $21,021        $26,561        $93,416
 Costs and expenses:
   Cost of services.........................     14,271         16,237         14,759         17,745         63,012
   Selling, general and administrative
     expenses...............................      3,587          4,230          4,024          4,872         16,713
   Depreciation and amortization............        841            856            831          1,049          3,577
                                                -------        -------        -------        -------        -------
   Total costs and expenses.................     18,699         21,323         19,614         23,666         83,302
                                                -------        -------        -------        -------        -------
 Adjusted pro forma income from
   operations...............................      3,057          2,755          1,407          2,895         10,114
 Interest expense, net......................         --             --             86            237            323
                                                -------        -------        -------        -------        -------
 Adjusted pro forma income before income
   taxes....................................      3,057          2,755          1,321          2,658          9,791
 Provision for income taxes.................      1,209          1,102            528          1,077          3,916
                                                -------        -------        -------        -------        -------
 Adjusted pro forma net income..............    $ 1,848        $ 1,653        $   793        $ 1,581        $ 5,875
                                                =======        =======        =======        =======        =======
 Adjusted pro forma net income per common
   share, assuming dilution.................    $  0.17        $  0.15        $  0.07        $  0.14        $  0.54
                                                =======        =======        =======        =======        =======
 Weighted average common shares outstanding,
   assuming dilution........................     10,738         10,774         10,996         11,143         10,901

 FISCAL 1997
 Revenues...................................    $19,422        $18,157        $15,994        $19,335        $72,908
 Costs and expenses:
   Cost of services.........................     12,641         11,925         10,900         12,994         48,460
   Selling, general and administrative
     expenses...............................      3,382          3,476          3,588          3,865         14,311
   Depreciation and amortization............        747            759            764            772          3,042
                                                -------        -------        -------        -------        -------
   Total costs and expenses.................     16,770         16,160         15,252         17,631         65,813
                                                -------        -------        -------        -------        -------
 Adjusted pro forma income from
   operations...............................      2,652          1,997            742          1,704          7,095
 Interest expense, net......................         --             --             --             --             --
                                                -------        -------        -------        -------        -------
 Adjusted pro forma income before income
   taxes....................................      2,652          1,997            742          1,704          7,095
 Provision for income taxes.................      1,060            799            297            682          2,838
                                                -------        -------        -------        -------        -------
 Adjusted pro forma net income..............    $ 1,592        $ 1,198        $   445        $ 1,022        $ 4,257
                                                =======        =======        =======        =======        =======
 Adjusted pro forma net income per common
   share, assuming dilution.................    $  0.15        $  0.11        $  0.04        $  0.10        $  0.40
                                                =======        =======        =======        =======        =======
 Weighted average common shares outstanding,
   assuming dilution........................     10,669         10,669         10,669         10,669         10,669

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, consolidated statement of income data as a percentage of revenues for actual results for the years ended June 30, 1996, 1997 and 1998 and adjusted pro forma results for the years ended June 30, 1997 and 1998:

                                                 ACTUAL, AS REPORTED           ADJUSTED PRO FORMA
                                             ---------------------------      --------------------
                                                 YEAR ENDED JUNE 30,          YEAR ENDED JUNE 30,
                                             ---------------------------      --------------------
                                             1996       1997       1998        1997         1998
                                             -----      -----      -----      -------      -------
Revenues...................................  100.0%     100.0%     100.0%      100.0%       100.0%
Costs and expenses:
  Cost of services.........................   64.3       66.5       67.5        66.5         67.5
  Selling, general and administrative
     expenses..............................   18.8       18.7       17.8        19.6         17.9
  Depreciation and amortization............    8.4        5.0        3.9         4.2          3.8
  Deferred stock option compensation.......     --        3.8        3.7          --           --
                                             -----      -----      -----       -----        -----
  Total costs and expenses.................   91.5       93.9       92.8        90.3         89.2
                                             -----      -----      -----       -----        -----
Income from operations.....................    8.5        6.1        7.2         9.7         10.8
Interest expense, net......................    0.9        1.3        0.9          --          0.3
Minority earnings..........................    0.3        0.3        0.1          --           --
                                             -----      -----      -----       -----        -----
Income from continuing operations before
  income taxes.............................    7.2        4.5        6.1         9.7         10.5
Provision for income taxes.................    0.6        1.5        0.4         3.9          4.2
                                             -----      -----      -----       -----        -----
Income from continuing operations..........    6.6%       3.0%       5.8%        5.8%         6.3%
                                             =====      =====      =====       =====        =====

  Fiscal 1998 Compared to Fiscal 1997

     Basis of Presentation. Management's analysis of fiscal 1998 compared to fiscal 1997 utilizes the adjusted pro forma information as provided in the tables above.

     Revenues. Revenues increased by $20.5 million, or 28.1%, to $93.4 million in fiscal 1998 from $72.9 million in fiscal 1997. The internal rate of growth in revenues in fiscal 1998 was 18.5% as a result of growth of 11.9% in industrial cleaning and facility support along with significant growth in each of the Company's complementary services lines. Internal growth in revenues in the Company's industrial filtration management service line in fiscal 1998 was 46.8%. The Company's internal growth was aided by new customers, cross-selling and expansion of services to existing customers and geographic expansion. Revenues also increased in fiscal 1998 as a result of the 1998 acquisitions.

     Cost of Services. Cost of services increased by $14.5 million, or 30%, to $63.0 million in fiscal 1998 from $48.5 million in fiscal 1997. Cost of services as a percentage of revenues increased to 67.5% in fiscal 1998 from 66.5% in fiscal 1997. The increase in cost of services as a percentage of revenues is the result of a greater percentage of revenues being derived in fiscal 1998 from the Company's industrial filtration management customers and from certain of the Company's industrial cleaning and facility support customers from which the Company experienced lower margins as compared to fiscal 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.4 million, or 16.8%, to $16.7 million in fiscal 1998 from $14.3 million in fiscal 1997. Selling, general and administrative expenses decreased as a percentage of revenues to 17.9% in fiscal 1998 from 19.6% in fiscal 1997. The increase in selling, general and administrative expenses is primarily due to the 1998 acquisitions, costs associated with the Company's status as a public company and other investments in the Company's infrastructure to support overall growth.

     Depreciation and Amortization. Depreciation and amortization increased by $535,000, or 17.6%, to $3.6 million in fiscal 1998 from $3.0 million in fiscal 1997. This increase is a result of additional capital expenditures relating to the Company's growth and additional goodwill arising out of the 1998 acquisitions. Depreciation and amortization decreased as a percentage of revenues to 3.8% in fiscal 1998 from 4.2% in fiscal 1997. This decrease as a percentage of revenues is primarily due to revenue growth in the industrial container cleaning and industrial water service lines for which capital investments were made in prior years and to growth in revenues in industrial air filtration that requires less capital investment than the Company's other service lines.

     Income from Operations. Income from operations increased $3.0 million, or 42.6%, to $10.1 million in fiscal 1998 from $7.1 million in fiscal 1997. Income from operations also increased as a percentage of revenues to 10.8% in fiscal 1998 from 9.7% in fiscal 1997. The increase in income from operations and the improved operating margin are due to the factors discussed above.

     Interest Expense, net. Immediately following the Offering, the Company had no borrowings under the Credit Facility with its banks. For this reason, interest expense has been eliminated in the adjusted pro forma information in fiscal 1997 and through the first five months of fiscal 1998 to give effect as if the repayment of the Company's debt obligations from the proceeds of the Offering had occurred as of the beginning of the period. Adjusted pro forma interest expense in fiscal 1998 is the result of new borrowings subsequent to the Offering, primarily resulting from the 1998 acquisitions.

     Provision for Income Taxes. Prior to October 31, 1997, Industrial was an S Corporation for income tax purposes and did not record a provision for federal and certain state income taxes. The provision for income taxes in the adjusted pro forma information reflects an effective rate of 40% for each of the periods presented prior to the Offering.

     Net Income and Net Income per Share. Net income increased $1.6 million, or 38%, to $5.9 million in fiscal 1998 from $4.3 million in fiscal 1997. Assuming dilution, net income per share increased to $0.54 in fiscal 1998 from $0.40 in fiscal 1997. These increases are due to the factors discussed above. Weighted average common shares outstanding used in the calculation of net income per share for fiscal 1997 and 1998 assumes that the Offering and repurchase of minority interests had occurred at the beginning of each of the periods presented.

  Fiscal 1997 Compared to Fiscal 1996

     Basis of Presentation. Management's analysis of fiscal 1997 compared to the year ended June 30, 1996 ("fiscal 1996") utilizes actual, as reported information.

     Revenues. Revenues increased by $14.5 million, or 24.8%, to $72.9 million in fiscal 1997 from $58.4 million in fiscal 1996. This increase resulted primarily from the April 1996 acquisition of Weston, internal growth and revenues generated from the Company's industrial container cleaning facility that began full scale operations in September 1996. Revenues, exclusive of revenues resulting from the Weston acquisition, increased $5.4 million, or 9.7%, in fiscal 1997 over fiscal 1996. In addition to the opening of the Company's new industrial container cleaning facility in September 1996, internal growth was aided by three new offices opened in fiscal 1997 and related new customers, price increases and increased volume of services provided to certain existing customers.

     Cost of Services. Cost of services increased by $10.9 million, or 29.1%, to $48.5 million in fiscal 1997 from $37.5 million in fiscal 1996. Cost of services as a percentage of revenues increased to 66.5% in fiscal 1997 from 64.3% in fiscal 1996. As a percentage of revenues, exclusive of the effect of the Weston acquisition, costs of services increased to 64.8% for fiscal 1997 from 63.6% for fiscal 1996, which was primarily a result of investments made in personnel and infrastructure during fiscal 1996 and fiscal 1997 to strengthen the Company's service delivery capabilities in certain of its operations. The Weston operations tend to have higher cost of services as a percentage of revenues than the average for other Company operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.6 million, or 23.6%, to $13.6 million in fiscal 1997 from $11.0 million in fiscal 1996. This increase was primarily due to the Weston acquisition, the commencement of operations of the container cleaning facility and an increase in other infrastructure investments in support of the Company's growth. Selling, general and administrative expenses decreased as a percentage of revenues to 18.7% for fiscal 1997 from 18.8% for fiscal 1996 primarily due to the benefits of absorbing certain fixed selling, general and administrative expenses over an increased revenue base.

     Depreciation and Amortization. Depreciation and amortization decreased by $1.3 million, or 25.9%, to $3.7 million in fiscal 1997 from $4.9 million in fiscal 1996. Effective July 1, 1996, the Company changed its estimates for the remaining useful lives of certain property and equipment to more accurately reflect the Company's actual history of useful lives. The Company used the net book value of each of its property and equipment assets as of July 1, 1996 and applied the remaining useful life of each asset in the calculation of depreciation from that date forward.

     Income from Operations. Excluding the $2.8 million of deferred stock option compensation, income from operations increased $2.3 million, or 45.4%, to $7.2 million in fiscal 1997 from $4.9 million in fiscal 1996. Income from operations also increased as a percentage of revenues to 9.9% for fiscal 1997 from 8.5% for fiscal 1996. The increase was due to the factors discussed above.

     Interest Expense, net. Interest expense, net increased $433,000 to $974,000 in fiscal 1997 from $541,000 in fiscal 1996. This increase was primarily the result of increased borrowings under the Company's credit facilities due to the Weston acquisition, the completion of the Company's industrial container cleaning facility and certain other capital expenditures.

     Income from Continuing Operations before Income Taxes. For the reasons described above, the Company's income from continuing operations before income taxes, excluding the $2.8 million of deferred stock option compensation, increased by $1.8 million, or 42%, to $6.0 million in fiscal 1997 from $4.2 million in fiscal 1996 and increased as a percentage of revenues to 8.2% for fiscal 1997 from 7.2% for fiscal 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     The total proceeds of the Offering and partial exercise of the underwriters' over-allotment option received by the Company were $32.1 million, net of underwriting discounts and other costs associated with the Offering of $3.8 million. Of the proceeds, the Company used $15.9 million to repay all of the outstanding debt under the Company's various credit arrangements with its principal banks. Additionally, $13.4 million was used to satisfy a portion of the AAA Notes. As a result of these payments, and as of December 31, 1997, the Company had no borrowings from its principal banks.

     On February 11, 1998, $3.6 million of AAA Notes were redeemed by the Company in connection with the sale of a corporate aircraft to an entity controlled by the Company's principal shareholder. On April 15, 1998, the Company paid off the remaining $4.2 million of AAA Notes.

     During the period following the Offering and to June 30, 1998, the Company borrowed $15.9 million primarily for the 1998 acquisitions and working capital needs. The Company's total debt as of June 30, 1998, including current maturities, was $16.9 million.

     As of June 30, 1998, the Company had cash and cash equivalents of $507,000 and working capital of $11.4 million. During fiscal 1998, the Company had net cash provided by operating activities of $5.9 million and made capital investments of $8.4 million.

     Subsequent to June 30, 1998, the Company completed two acquisitions and borrowed an additional $6.5 million. Following these acquisitions, the Company's borrowings grew from $16.9 million to approximately $24.0 million.

     Effective December 10, 1997, the Company entered into a new credit agreement with its principal banks (the "Credit Facility"). The Credit Facility, as amended, provides the Company with $50.0 million of credit availability for a three-year period. Under the Credit Facility, $15.0 million is available for working capital needs, of which $5.0 million may be used for letters of credit. The remaining $35.0 million is available for use by the Company in growth initiatives such as capital expenditure programs and acquisitions. Borrowing under the Credit Facility is at rates, based on the prime or Eurodollar rate, that the Company believes to be very favorable. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a certain ratio of funded debt to equity that the Company believes are achievable. In September 1998, the Company received a commitment from its existing banks to increase its available borrowings under the Credit Facility to $75.0 million. The Company expects to finalize an amendment to the Credit Facility (the "$75.0 Million Credit Facility") with respect to this commitment during the second quarter of the year ended June 30, 1999 ("fiscal 1999").

     The Company actively seeks opportunities to expand its business operations. If acquisition opportunities develop, the Company believes that it has adequate financing capacity in the $75.0 Million Credit Facility. If acquisition opportunities of significant size develop that would extend the Company's borrowings beyond the capacity of the $75.0 Million Credit Facility, the Company may be required to seek additional financing.

     In fiscal 1998, the Company completed four acquisitions that required an aggregate of $14.5 million in cash and the issuance of 255,480 shares of Common Stock. The Company intends to continue its strategy of complementing its internal growth and to expand its service offerings through acquisitions. In the first quarter of fiscal 1999, the Company entered into agreements in principle to purchase certain other companies that may require the payment of up to an aggregate of $5,050,000 in cash and the issuance of up to $6,800,000 in shares of Common Stock. Each of these acquisitions is conditioned upon approval of both companies' boards of directors, satisfactory completion of due diligence and other customary conditions. The Company believes that it will continue to pursue attractive acquisition opportunities.

     The Company believes that cash on hand as of June 30, 1998, cash flow from operations and available borrowings under the $75.0 Million Credit Facility, will be sufficient to fund the acquisitions discussed above, its currently planned capital projects and operations for at least the next 24 months.

YEAR 2000 ISSUE

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize a date using "00" as the year 1900 rather than the year 2000. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

     The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Major areas of potential business impact have been identified and initial conversion efforts are underway. The Company is also addressing this risk with its suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 conversion. The Company's main operating and financial system became year 2000 compliant effective with the recent normal software upgrade completed in December 1997. The cost of achieving year 2000 compliance for the remaining systems is estimated to be less than $100,000 over the cost of normal software upgrades and replacements and will be incurred through the end of the second quarter of fiscal 1999, at which time the Company expects that all of its financial and operating systems will be year 2000 compliant.

INFLATION

     The effects of inflation on the Company's operations were not significant during the periods presented in the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposures to market risk are not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
  MPW Industrial Services Group, Inc.

     We have audited the accompanying consolidated balance sheets of MPW Industrial Services Group, Inc. and subsidiaries as of June 30, 1997 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPW Industrial Services Group, Inc. and subsidiaries at June 30, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Columbus, Ohio
July 27, 1998

                      MPW INDUSTRIAL SERVICES GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   JUNE 30,
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   489    $   507
  Accounts receivable.......................................   13,560     19,386
  Inventories...............................................    3,361      4,959
  Deferred income taxes.....................................       --      1,439
  Prepaid expenses..........................................      960      1,178
  Other current assets......................................      596        351
                                                              -------    -------
                                                               18,966     27,820
Property and equipment, net.................................   23,400     28,593
Noncurrent assets:
  Costs in excess of net assets of acquired businesses,
     net....................................................    2,518     15,115
  Other assets..............................................      401        839
                                                              -------    -------
          Total assets......................................  $45,285    $72,367
                                                              =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 3,414    $ 6,279
  Accrued compensation and related taxes....................    3,052      3,729
  Current maturities of noncurrent liabilities..............      965      2,615
  Other accrued liabilities.................................    4,466      3,768
                                                              -------    -------
                                                               11,897     16,391
Noncurrent liabilities:
  Long-term debt............................................   11,719     14,296
  Capital leases............................................    2,048         80
  Deferred income taxes.....................................       --      1,192
  Deferred stock option compensation........................    2,764         --
  Other.....................................................       --        687
                                                              -------    -------
                                                               16,531     16,255
Minority interest...........................................      379         --
Shareholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding...........       --         --
  Common stock, no par value; 30,000,000 shares authorized;
     6,200,000 and 10,496,647 shares issued and outstanding
     at June 30, 1997 and 1998, respectively................       62        105
  Additional paid-in capital................................      837     37,591
  Retained earnings.........................................   15,579      2,025
                                                              -------    -------
                                                               16,478     39,721
                                                              -------    -------
          Total liabilities and shareholders' equity........  $45,285    $72,367
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED JUNE 30,
                                                              -----------------------------
                                                               1996       1997       1998
                                                              -------    -------    -------
Revenues....................................................  $58,430    $72,908    $93,416
Costs and expenses:
  Cost of services..........................................   37,543     48,460     63,012
  Selling, general and administrative expenses..............   11,009     13,603     16,657
  Depreciation and amortization.............................    4,933      3,655      3,610
  Deferred stock option compensation........................       --      2,764      3,415
                                                              -------    -------    -------
  Total costs and expenses..................................   53,485     68,482     86,694
                                                              -------    -------    -------
Income from operations......................................    4,945      4,426      6,722
Interest expense, net.......................................      541        974        874
Minority earnings...........................................      172        207        119
                                                              -------    -------    -------
Income from continuing operations before income taxes.......    4,232      3,245      5,729
Provision for income taxes..................................      360      1,085        336
                                                              -------    -------    -------
Income from continuing operations...........................    3,872      2,160      5,393
Discontinued operations, net of income taxes................      163         --         --
                                                              -------    -------    -------
Net income..................................................  $ 4,035    $ 2,160    $ 5,393
                                                              =======    =======    =======
Pro forma information (see Note 11):
  Historical income from continuing operations before
     taxes..................................................             $ 3,245    $ 5,729
  Pro forma taxes on income.................................               1,298      2,292
                                                                         -------    -------
  Pro forma net income......................................             $ 1,947    $ 3,437
                                                                         =======    =======
  Pro forma net income per common share.....................             $  0.31    $  0.40
                                                                         =======    =======
  Pro forma net income per common share, assuming
     dilution...............................................             $  0.29    $  0.37
                                                                         =======    =======
  Weighted average common shares outstanding................               6,200      8,604
  Weighted average common shares outstanding, assuming
     dilution...............................................               6,765      9,290

  The accompanying notes are an integral part of these consolidated financial statements.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                         COMMON STOCK      ADDITIONAL
                                                        ---------------     PAID-IN      RETAINED
                                                        SHARES   AMOUNT     CAPITAL      EARNINGS
                                                        ------   ------    ----------    --------
Balance at July 1, 1995...............................   6,200    $ 62      $    64      $ 16,479
  Net income..........................................      --      --           --         4,035
  Distributions.......................................      --      --           --        (4,616)
  Deferred translation adjustment.....................      --      --           --            43
                                                        ------    ----      -------      --------
Balance at June 30, 1996..............................   6,200      62           64        15,941
  Net income..........................................      --      --           --         2,160
  Distributions.......................................      --      --           --        (1,161)
  Distribution of previously consolidated affiliate...      --      --           --        (1,359)
  Capital contributions...............................      --      --          773            --
  Deferred translation adjustment.....................      --      --           --            (2)
                                                        ------    ----      -------      --------
Balance at June 30, 1997..............................   6,200      62          837        15,579
  Net income..........................................      --      --           --         5,393
  Distributions.......................................      --      --           --       (22,442)
  Capital contributions...............................      --      --          233            --
  Reclassification of retained earnings...............      --      --       (3,495)        3,495
  Issuance of common stock:
     Initial public offering, net of related
       expenses.......................................   3,988      40       32,053            --
     Acquisitions.....................................     293       3        2,946            --
     Stock plans......................................      16      --          112            --
  Elimination of deferred stock option compensation
     liability, net of taxes..........................      --      --        4,905            --
                                                        ------    ----      -------      --------
Balance at June 30, 1998..............................  10,497    $105      $37,591      $  2,025
                                                        ======    ====      =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                1996        1997        1998
                                                              --------    --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income..................................................  $  4,035    $  2,160    $  5,393
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................     4,421       2,953       3,384
  Amortization..............................................       512         702         226
  (Gain) loss on disposals of assets........................      (100)         76         (12)
  Gain on disposition of discontinued operation.............      (114)         --          --
  Minority interest.........................................       172         207         119
  Effect of exchange rate changes on cash...................        43          (2)         --
  Deferred stock option compensation........................        --       2,764       3,415
  Deferred income taxes.....................................        --          --        (247)
  Changes in operating assets and liabilities:
     Accounts receivable....................................      (796)     (2,043)     (4,098)
     Inventories............................................         2      (1,729)     (1,008)
     Prepaid expenses and other assets......................      (714)       (267)        128
     Accounts payable.......................................       722        (663)      1,987
     Other accrued liabilities..............................      (792)        837      (3,395)
                                                              --------    --------    --------
Net cash provided by operating activities...................     7,391       4,995       5,892

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................   (14,269)     (5,932)     (8,373)
Purchase of business, net of acquired cash..................    (1,771)         --     (11,964)
Purchase of minority interest...............................        --          --        (339)
Proceeds from sale of affiliate.............................       500          --          --
Proceeds from the disposal of property and equipment........     3,020         151         113
                                                              --------    --------    --------
Net cash used in investing activities.......................   (12,520)     (5,781)    (20,563)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net.................        --          --      32,146
Proceeds from revolving credit facility.....................    15,556      32,668      26,361
Payments on revolving credit facility.......................   (13,521)    (28,883)    (28,513)
Proceeds from notes payable.................................     7,600          --      14,500
Payments on notes payable...................................      (673)       (880)    (11,169)
Payments on AAA Notes.......................................        --          --     (17,600)
Payments on capital lease obligations.......................      (634)       (644)        (27)
Proceeds from capital contributions.........................        --         773         233
Distributions to shareholders...............................    (4,616)     (2,267)     (1,242)
                                                              --------    --------    --------
Net cash provided by financing activities...................     3,712         767      14,689
                                                              --------    --------    --------
Increase (decrease) in cash and cash equivalents............    (1,417)        (19)         18
Cash and cash equivalents at beginning of year..............     1,925         508         489
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $    508    $    489    $    507
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (FOR THE YEARS ENDED JUNE 30, 1996, 1997 AND 1998)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS MPW Industrial Services Group, Inc. and its subsidiaries (the "Company") is an industrial services firm that provides industrial cleaning and facility support services, industrial process water purification, industrial filtration management services and other specialized services. Such services are typically provided at customer facilities. The Company also operates process facilities for industrial container cleaning. The Company's principal customers are large industrial facilities in the automotive, electric power, chemical, pulp and paper, steel, transportation, aerospace and other heavy manufacturing industries. The Company provides services primarily in the Midwestern and Southeastern United States.

     The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries, including Aquatech Environmental, Inc. ("Aquatech"), which was 70% owned by the Company until December 5, 1997, at which time the Company purchased the remaining minority shareholders' interests of Aquatech, and it became wholly-owned. The minority shareholders' interests in the equity and net income of Aquatech are presented separately in the accompanying consolidated financial statements for the periods through December 4, 1997. All material intercompany transactions and balances have been eliminated in consolidation.

     REVENUES AND COST RECOGNITION The Company primarily derives its revenues from services under time and materials, fixed price and unit price contracts. Revenues from time and materials type contracts are recorded based on performance and efforts expended. Contract costs include all direct labor, material, per diem, subcontract and other direct and indirect project costs related to contract performance. Revenues derived from non-contract activities are recorded as services are performed or goods are sold.

     During fiscal 1997 and 1998, the Company had revenues from General Motors Corporation that represented 10.4% and 14.4% of consolidated revenues, respectively. In fiscal 1996, no customer represented more than 10% of consolidated revenues.

     INVENTORIES Inventories, primarily consisting of products purchased for resale and operating supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     PROPERTY AND EQUIPMENT Property and equipment, including assets under capital leases, are recorded at cost and include expenditures which substantially increase the useful lives of the assets. Maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method. Amortization of capital leases is provided over the lease terms using the straight-line method.

     Depreciation and amortization on the Company's property and equipment has been computed based on the following useful lives:

                                                               YEARS
                                                              -------
Buildings and improvements..................................  5 to 30
Motor vehicles and transportation equipment.................  3 to 10
Machinery and equipment.....................................   3 to 8
Furniture and fixtures......................................   5 to 7

     COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES Costs in excess of net assets of acquired businesses ("goodwill"), resulting primarily from certain acquisitions accounted for using the purchase method of accounting, is amortized on a straight-line basis over periods not exceeding 25 years. Accumulated amortization of goodwill as of June 30, 1997 and 1998 was $256,000 and $569,000, respectively.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     FINANCIAL INSTRUMENTS Financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term debt. The carrying value of all financial instruments at June 30, 1997 and 1998 approximated their fair value.

     INCOME TAXES Prior to October 31, 1997, the income of MPW Industrial Services, Inc. ("Industrial") was taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended, which provides that in lieu of corporate income taxes, the shareholders of the S Corporation were taxed on their proportionate share of Industrial's taxable income. Therefore, no provision or liability for federal income tax has been included in historical financial statements related to Industrial prior to October 31, 1997. The accompanying financial statements do, however, include provisions for income taxes for federal, state, provincial and local tax purposes for the other subsidiaries of the Company that are subject to corporate income taxes. Deferred tax assets and liabilities are recorded based on differences between the financial reporting and tax basis of assets and liabilities which are measured by applying enacted tax rates for years in which such differences are expected to reverse.

     STATEMENT OF CASH FLOWS The Company considers all short-term deposits and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash paid for income taxes for fiscal 1996, 1997 and 1998 was $224,000, $525,000 and $2,074,000, respectively. Cash paid for interest was $315,000, $1,255,000 and $921,000 for fiscal 1996, 1997 and 1998, respectively. During fiscal 1998, the Company redeemed $3,600,000 of the AAA Notes (as hereinafter defined) as consideration for the sale of a corporate aircraft to an entity controlled by its principal shareholder. Distributions to shareholders during fiscal 1996 included a note receivable of $250,000.

     USE OF ESTIMATES The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

     RECENT ACCOUNTING PRONOUNCEMENTS In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. This statement establishes requirements for reporting information about operating segments. This statement may require a change in the way the Company presently reports financial information; however, the extent of the change, if any, has not been determined.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. This statement requires the costs of start-up activities to be expensed as incurred and that such costs previously capitalized be expensed upon adoption. This statement will require a change in the way the Company presently accounts for the costs of start-up activities; however, the extent to which this statement will affect the Company's results of operations has not yet been determined.

NOTE 2.  INITIAL PUBLIC OFFERING OF COMMON STOCK

     On December 1, 1997, the registration statement related to the Company's initial public offering of its common stock (the "Offering") was declared effective by the Securities and Exchange Commission and its stock began trading on the Nasdaq National Market on December 2, 1997. Pursuant to the terms of the Offering, on December 5, 1997, the Company issued 3,750,000 shares of its common stock that were sold at $9.00 per share. On January 2, 1998, the over-allotment option in connection with the Offering was partially exercised and on January 6, 1998, the Company issued an additional 237,500 shares of its common stock at $9.00 per share. The total net proceeds to the Company in connection with the Offering, including the partial exercise of the over-

                      MPW INDUSTRIAL SERVICES GROUP, INC.

allotment option, were $33,375,000 before deducting expenses of $1,282,000. The following is a summary of transactions related to the Offering:

  Restructuring of the Company and Termination of Industrial's S Corporation Status

     In connection with the Offering, effective October 31, 1997, Industrial and its subsidiaries were restructured resulting in the creation of the Company. In connection with this restructuring, Industrial's S Corporation status was terminated. Prior to this termination, Industrial made a distribution to the S Corporation shareholders in the amount of $21,200,000 for undistributed earnings associated with Industrial's S Corporation status. These distributions were made through Industrial's issuance of promissory notes to such shareholders (the "AAA Notes"), of which $13,400,000 was subsequently paid off with the Offering proceeds. The remaining $7,800,000 was paid as follows: (i) $4,200,000 in cash on April 15, 1998 and (ii) $3,600,000 redeemed in connection with the sale of a corporate aircraft to an entity controlled by the Company's principal shareholder.

     Also in connection with this restructuring, the outstanding shares of Industrial were exchanged for common shares of the Company, and subsequently subject to a 4 for 1 stock split. The authorized capital stock of the Company consists of 5,000,000 preferred shares, $0.01 par, and 30,000,000 common shares, no par value. These changes have been reflected in the accompanying financial statements.

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

  Related Party Lease Agreements

     In connection with the Offering, the Company restructured certain lease agreements with its principal shareholder for facilities that the Company uses in its business operations. Additionally, the Company redeemed $3,600,000 of the AAA Notes as consideration for the sale of a corporate aircraft at its fair market value to an entity controlled by the Company's principal shareholder. In connection with this transaction, the Company entered into a lease agreement with this entity for the lease of this corporate aircraft.

  Purchase of Remaining Minority Shareholders' Interests

     In connection with the Offering, on December 5, 1997, the Company purchased the remaining minority shareholders' interests in the equity and net income of Aquatech for an aggregate purchase price of $678,000, at which time Aquatech became a wholly-owned subsidiary of the Company. The purchase price included the issuance of 37,667 shares of common stock of the Company, representing an aggregate value of $339,000.

NOTE 3.  ACQUISITIONS

     ESI INTERNATIONAL Effective October 1, 1997, the Company acquired all of the outstanding stock of ESI International, Inc., a Tennessee corporation, and purchased all of the members' interests in ESI North, Limited, an Ohio limited liability company (collectively "ESI International"), for aggregate consideration of $4,903,000 and $1,043,000 of assumed liabilities. The consideration included the issuance of 110,029 shares of common stock of the Company, representing an aggregate value of $960,000. The stock portion of the purchase price is held in escrow for a period of one year. The purchase price may be increased by a maximum of $600,000 contingent upon the achievement of certain revenue and operating objectives over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The

                      MPW INDUSTRIAL SERVICES GROUP, INC.

accompanying consolidated financial statements include the results of operations of ESI International from the effective acquisition date through June 30, 1998.

     THE VINEWOOD COMPANIES Effective April 7, 1998, the Company purchased substantially all of the assets of Vinewood Corp., Vinewood of Ohio, Inc., D.R.C. Enterprises, Inc. and R.C.R. Leasing Company (collectively the "Vinewood Companies") for aggregate consideration of $8,490,000. The consideration included the issuance of 55,427 shares of common stock of the Company, representing an aggregate value of $600,000. The stock portion of the purchase price is held in escrow for a period of one year. The purchase price may be increased by a maximum of $1,000,000 contingent upon the achievement of certain revenue and operating objectives over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of the Vinewood Companies from the effective acquisition date through June 30, 1998.

     STRAIGHTLINE OPTICAL SERVICE Effective April 21, 1998, the Company purchased substantially all of the assets of Straightline Optical Service, Inc. ("SOS") for aggregate consideration of $1,110,000 and approximately $120,000 of assumed liabilities. The consideration included the issuance of 50,808 shares of common stock of the Company, representing an aggregate value of $550,000. The stock portion of the purchase price is held in escrow for a period of one year. The purchase price may be increased by a maximum of $600,000 contingent upon the achievement of certain revenue and operating objectives over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of SOS from the effective acquisition date through June 30, 1998.

     MAINTENANCE CONCEPTS Effective June 1, 1998, the Company acquired all of the outstanding stock of Maintenance Concepts, Inc., an Ohio corporation ("Maintenance Concepts"), for aggregate consideration of $2,435,000 and $2,181,000 of assumed liabilities. The consideration included the issuance of 39,216 shares of common stock of the Company, representing an aggregate value of $500,000. The stock portion of the purchase price is held in escrow for a period of one year. The acquisition has been accounted for using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of Maintenance Concepts from the effective acquisition date through June 30, 1998.

     WESTON ENGINEERING Effective April 1, 1996, the Company purchased substantially all of the assets of Weston Engineering, a Michigan partnership ("Weston"), for $2,050,000 and assumed certain liabilities. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Weston from the effective acquisition date through June 30, 1998.

     The following table sets forth the unaudited consolidated proforma results of operations for fiscal 1997 and 1998 giving effect to the acquisitions noted above as if such acquisitions had occurred on July 1, 1996 and based on an effective tax rate of 40%:

                                                   YEAR ENDED JUNE 30,
                                                  ---------------------
                                                    1997        1998
                                                  --------    ---------
                                                  (IN THOUSANDS, EXCEPT
                                                     PER SHARE DATA)
Revenues........................................  $89,639     $104,559
Net income......................................    2,131        3,549
Net income per common share, assuming
  dilution......................................     0.30         0.38

NOTE 4.  CHANGE IN ACCOUNTING ESTIMATE

     Effective July 1, 1996, the Company changed its estimates for the useful lives of certain property and equipment to more accurately reflect the Company's actual history of useful lives. The Company utilized the net book value of each of its property and equipment assets as of July 1, 1996 and applied the remaining useful life of

                      MPW INDUSTRIAL SERVICES GROUP, INC.

each asset in the calculation of depreciation from that date forward. In fiscal 1997, the effect of applying these changes was a reduction in depreciation expense of $1,620,000.

NOTE 5.  DISCONTINUED OPERATIONS

     Effective December 31, 1995, the Company disposed of its 70% interest in B&B Underground, a general partnership, to the remaining partner for $750,000. Under the terms of the agreement, $500,000 was received during fiscal 1996 with the remainder to be received in five equal annual installments of $50,000 plus interest. The transaction resulted in a gain of $114,000. The sale of the Company's interest in B&B Underground has been accounted for as discontinued operations and, accordingly, the accompanying consolidated statements of income have been restated to report this business separately as discontinued operations.

     The results of operations of B&B Underground for fiscal 1996 are summarized as follows (in thousands):

Revenues....................................................    $968
Operating income............................................      21
Net income..................................................      49

NOTE 6.  ACCOUNTS RECEIVABLE

     Accounts receivable is summarized as follows:

                                                        JUNE 30,
                                                   ------------------
                                                    1997       1998
                                                   -------    -------
                                                     (IN THOUSANDS)
Accounts receivable..............................  $14,274    $20,344
Less allowance for doubtful accounts.............      714        958
                                                   -------    -------
                                                   $13,560    $19,386
                                                   =======    =======

     The following is a summary of activity in the allowance for doubtful accounts:

                                                YEAR ENDED JUNE 30,
                                            ---------------------------
                                             1996      1997      1998
                                            -------   -------   -------
                                                  (IN THOUSANDS)
Beginning balance.........................  $   670   $   764   $   714
Allowance for receivables acquired........       75        --       190
Provision for bad debts...................      122       189       227
Account write-offs, net...................     (103)     (239)     (173)
                                            -------   -------   -------
Ending balance............................  $   764   $   714   $   958
                                            =======   =======   =======

                      MPW INDUSTRIAL SERVICES GROUP, INC.

NOTE 7.  PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                        JUNE 30,
                                                   ------------------
                                                    1997       1998
                                                   -------    -------
                                                     (IN THOUSANDS)
Land and buildings...............................  $ 2,200    $ 3,603
Motor vehicles and transportation equipment......   32,613     31,341
Machinery and equipment..........................    9,627     15,299
Leasehold improvements...........................    3,323      3,579
Furniture and fixtures...........................    1,610      1,829
Construction in progress.........................    1,486      2,139
                                                   -------    -------
                                                    50,859     57,790
Less accumulated depreciation and amortization...   27,459     29,197
                                                   -------    -------
                                                   $23,400    $28,593
                                                   =======    =======

NOTE 8.  OTHER ACCRUED LIABILITIES

     Other accrued liabilities are summarized as follows:

                                                         JUNE 30,
                                                     ----------------
                                                      1997      1998
                                                     ------    ------
                                                      (IN THOUSANDS)
Insurance retention reserves.......................  $2,722    $1,970
Other..............................................   1,744     1,798
                                                     ------    ------
                                                     $4,466    $3,768
                                                     ======    ======

NOTE 9.  LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                        JUNE 30,
                                                   ------------------
                                                    1997       1998
                                                   -------    -------
                                                     (IN THOUSANDS)
Revolving credit facility........................  $ 6,529    $ 4,377
Notes payable to financial institutions..........    6,070     11,135
Other............................................       --      1,399
                                                   -------    -------
                                                    12,599     16,911
Less current maturities..........................      880      2,615
                                                   -------    -------
                                                   $11,719    $14,296
                                                   =======    =======

     Prior to the Offering, the Company had various credit arrangements with its principal banks, including term notes and a revolving credit line with outstanding balances totaling $8,948,000 and $6,935,000, respectively. On December 5, 1997, the entire outstanding balance under these arrangements, $15,883,000, was repaid.

     Effective December 10, 1997, the Company entered into a new credit agreement with its principal banks (the "Credit Facility") to replace the existing agreement. The Credit Facility, as amended, provides the Company with $50,000,000 of unsecured credit availability for a three-year period. Under the Credit Facility, $15,000,000 is available for working capital needs, of which $5,000,000 may be used for letters of credit, and the remaining $35,000,000 is available for the Company's growth initiatives, including acquisitions. Borrowings under the

                      MPW INDUSTRIAL SERVICES GROUP, INC.

Credit Facility currently bear interest at the prime rate less 0.50% or, at the Company's option, the Eurodollar market rate plus 1.00%. The interest rate is subject to change based on interest rate formulas tied to financial performance as measured by debt service coverage and by the ratio of funded debt to equity. The Credit Facility also provides covenants that impose minimum levels for interest coverage and tangible net worth and ceiling levels for funded debt to equity. The Company pays a commitment fee for unused portions of the Credit Facility of 0.25%. The Credit Facility also imposes a covenant prohibiting the payment of dividends.

     The revolving credit facility expires on December 31, 2000, at which time the principal balance outstanding, together with all accrued interest, will become immediately due and payable. There were $1,062,000 and $1,632,000 of letters of credit outstanding at June 30, 1997 and 1998, respectively. The weighted average interest rate for the revolving credit facility was 7.00% at June 30, 1998.

     In connection with acquisitions made during fiscal 1998, the Company borrowed an aggregate of $11,500,000 against the Credit Facility in the form of term notes. Principal payments are in the amount of $575,000 through March 31, 2003 and $210,000 due on June 30, 2003. The outstanding balance at June 30, 1998 was $11,135,000. The notes bear interest at the Eurodollar market rate plus 1.50%. The rate in effect for the notes at June 30, 1998 was 6.91%.

     Also in connection with acquisitions made during fiscal 1998, the Company issued unsecured promissory notes in the aggregate of $1,119,000. These notes are payable to the former owners of the acquired companies and have principal payments of $56,000 due quarterly through October 31, 2002. The outstanding balance of these notes at June 30, 1998 was $1,007,000.

     The aggregate maturities of long-term debt for the five years ending June 30 are: 1999, $2,615,000; 2000, $2,584,000; 2001, $6,961,000; 2002, $2,584,000;
2003, $2,106,000; 2004 and thereafter, $61,000.

NOTE 10.  LEASE COMMITMENTS

     The Company leases certain land and buildings under noncancelable operating leases with entities controlled by its principal shareholder. Prior to the restructuring of these leases in connection with the Offering, these leases had been treated as capital leases in the accompanying consolidated financial statements. Property and equipment includes the following amounts related to capital leases:

                                                         JUNE 30,
                                                     ----------------
                                                      1997      1998
                                                     ------    ------
                                                      (IN THOUSANDS)
Land and buildings.................................  $2,200    $   --
Machinery and equipment............................      --        36
                                                     ------    ------
                                                      2,200        36
Less accumulated amortization......................     206         7
                                                     ------    ------
                                                     $1,994    $   29
                                                     ======    ======

     The aggregate minimum rent commitment under noncancelable operating leases for the five years ending June 30 are: 1999, $1,514,000; 2000, $1,340,000; 2001,
$1,266,000; 2002, $1,062,000; 2003, $1,007,000; 2004 and thereafter, $1,587,000.

     Rental expense related to all operating leases, including short-term rentals, was approximately $541,000, $944,000 and $1,850,000 for fiscal 1996, 1997 and 1998, respectively.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

NOTE 11.  INCOME TAXES

     Prior to October 31, 1997, Industrial's income was taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended, which provides that in lieu of corporate income taxes, the shareholders of the S Corporation were taxed on their proportionate share of Industrial's taxable income. Therefore, no provision or liability for federal income tax has been included in historical financial statements related to Industrial prior to October 31, 1997. The accompanying financial statements do, however, include provisions for income taxes for federal, state, provincial and local tax purposes for the other subsidiaries of the Company that were subject to corporate income taxes prior to October 31, 1997.

     Effective October 31, 1997, Industrial terminated its S Corporation status and became subject to corporate income taxes. The Company recorded a current deferred tax asset and a noncurrent deferred tax liability of $2,111,000 and $1,409,000, respectively, to recognize the cumulative deferred income taxes attributable to Industrial's change in tax status (from an S Corporation to a C Corporation). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The components of the provision for income taxes are as follows:

                                                       YEAR ENDED JUNE 30,
                                                     ------------------------
                                                     1996      1997     1998
                                                     -----    ------    -----
                                                          (IN THOUSANDS)
Current:
  Federal..........................................  $ 133    $  663    $ 384
  Canada...........................................     --       105      131
  State and local..................................    227       317       68
                                                     -----    ------    -----
                                                       360     1,085      583
Deferred:
  Federal..........................................     --        --     (210)
  Canada...........................................     --        --       --
  State and local..................................     --        --      (37)
                                                     -----    ------    -----
                                                        --        --     (247)
                                                     -----    ------    -----
                                                     $ 360    $1,085    $ 336
                                                     =====    ======    =====

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     The significant components of the Company's deferred tax asset and liability at June 30, 1998 are as follows (in thousands):

Current deferred tax asset:
  Bad debt reserves.........................................  $  383
  Workers compensation reserves.............................     789
  IRC Section 481 adjustment................................     408
  Prepaid expenses..........................................    (354)
  Other.....................................................     213
                                                              ------
                                                              $1,439
                                                              ======
Long-term deferred tax liability:
  Property and equipment....................................  $1,605
  IRC Section 481 adjustment................................    (408)
  Other.....................................................      (5)
                                                              ------
                                                              $1,192
                                                              ======

     Differences arising between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                         YEAR ENDED JUNE 30,
                                                        ----------------------
                                                        1996     1997    1998
                                                        -----    ----    -----
Federal tax at statutory rate.........................   34.0%   34.0%    34.0%
State and local taxes (net of federal benefit)........    4.0     4.0      4.5
Effect of S Corporation status........................  (30.8)   (6.2)   (21.4)
Cumulative effect of deferred tax recorded............     --      --    (12.3)
Other.................................................    1.3     1.6      1.1
                                                        -----    ----    -----
                                                          8.5%   33.4%     5.9%
                                                        =====    ====    =====

     The pro forma income taxes presented in the Consolidated Statements of Income for the years ended June 30, 1997 and 1998 represent the estimated income taxes that would have been reported had Industrial been subject to federal and state income taxes for each of the periods presented.

NOTE 12.  EMPLOYEE BENEFITS

     The Company sponsors a Savings Plan, which qualifies for tax-deferred contributions under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"), that covers substantially all employees of the Company who are over 21 years of age with at least one year of continuous service. Employees covered by collective bargaining agreements are excluded from the 401(k) Plan. Contributions by eligible employees are matched at a rate of 50% of the first 6% of the employee's earnings contributed. Additional discretionary contributions may be made to the 401(k) Plan by the Company. Matching contributions approximated $142,000, $160,000 and $190,000 for fiscal 1996, 1997 and 1998, respectively.

NOTE 13.  STOCK OPTION PLANS

     1991 STOCK OPTION PLAN The Company's 1991 Stock Option Plan (the "1991 Plan") provided for the granting of up to 200,000 stock options to key management personnel. Effective with the Offering, no additional options will be granted under the 1991 Plan and the Company's repurchase obligation upon exercise of stock

                      MPW INDUSTRIAL SERVICES GROUP, INC.

options was terminated. As of June 30, 1998, 56,000 options are outstanding at an exercise price of $3.65 per share.

     1994 STOCK OPTION PLAN The Company's 1994 Stock Option Plan (the "1994 Plan") provided for the granting of up to 1,000,000 stock options to key management personnel. Effective with the Offering, no additional options will be granted under the 1994 Plan and the Company's repurchase obligation upon exercise of stock options was terminated. As of June 30, 1998, 877,000 options are outstanding at a weighted average exercise price of $2.46 per share.

     1997 STOCK OPTION PLAN On November 15, 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"), which provides for the granting of up to 700,000 stock options to officers, key employees, consultants and directors of the Company. Any options granted that lapse or are canceled are available for re-grant under the terms of the 1997 Plan. Stock option grants may be in the form of incentive stock options, non-qualified options, or a combination thereof. The exercise price of the stock options granted will be determined by the Compensation Committee of the Board of Directors of the Company which, in the case of incentive stock options, shall be equal to or greater than the market value per share on the date of grant and, in the case of non-qualified options shall not be less than 85% of the market value per share at the date of grant. The stock options vest over a period of time determined by the Compensation Committee and expire after ten years from the date of grant. Non-employee directors shall be granted 2,000 non-qualified options at the first annual shareholders meeting subsequent to the adoption of the 1997 Plan at which he or she is elected a director, and 1,000 options shall be granted at each subsequent annual shareholders meeting at which he or she is re-elected as a director. The non-employee director option grants vest after one full year from the date of grant and expire in ten years from the date of grant. Options covering 462,500 shares of common stock have been granted and 448,500 options are outstanding as of June 30, 1998 at a weighted average exercise price of $9.36 per share.

     The following table summarizes stock option activity:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                      NUMBER OF     EXERCISE PRICE
                                                      OPTIONS(#)     PER SHARE($)
                                                      ----------    --------------
                                                         (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)
Outstanding at July 1, 1995.........................       68            3.65
  Granted...........................................       --              --
  Expired or canceled...............................       (4)           3.65
  Exercised.........................................       --              --
                                                        -----
Outstanding at June 30, 1996........................       64            3.65
  Granted...........................................      880            2.46
  Expired or canceled...............................      (74)           2.62
  Exercised.........................................       --              --
                                                        -----
Outstanding at June 30, 1997........................      870            2.53
  Granted...........................................      572            9.35
  Expired or canceled...............................      (44)           9.00
  Exercised.........................................      (16)           3.26
                                                        -----
Outstanding at June 30, 1998........................    1,382            4.75
                                                        =====

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     The following summarizes information about stock options outstanding at June 30, 1998:

                     OPTIONS OUTSTANDING
              ---------------------------------   OPTIONS EXERCISABLE
                          WEIGHTED                --------------------
                          AVERAGE      WEIGHTED              WEIGHTED
  RANGE OF               REMAINING     AVERAGE                AVERAGE
  EXERCISE    OPTIONS   CONTRACTUAL    EXERCISE   OPTIONS    EXERCISE
  PRICE($)      (#)     LIFE (YEARS)   PRICE($)     (#)      PRICE($)
------------  -------   ------------   --------   --------   ---------
            (IN THOUSANDS, EXCEPT PER SHARE AND YEAR DATA)
        3.65      56        2.5          3.65        56        3.65
2.14 -  3.23     877        6.6          2.46       611        2.46
7.65 - 13.13     449        9.4          9.36        --          --
               -----        ---          ----       ---        ----
               1,382        7.4          4.75       667        2.56
               =====        ===          ====       ===        ====

     The Company has adopted the disclosure only provision of Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation, but has elected to continue to measure compensation expense in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and related interpretations because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options.

     In accordance with APB No. 25 and related interpretations, the Company recorded deferred stock option compensation expense in fiscal 1997 and 1998 for options granted under the 1991 and 1994 Plans to reflect the value of the options at each date of grant, appreciation in the option values subsequent to the grant date and conversion of the options to market-value fixed-rate options as a result of the Offering. Subsequent to the Offering, no additional deferred stock option compensation expense was recorded for the 1991 and 1994 Plans. The Company's consolidated results of operations include deferred stock option compensation expense related to the 1991 and 1994 Plans in the amount of $2,764,000, of which $1,980,000 relates to prior years' service of the participants, and $3,365,000 in fiscal 1997 and 1998, respectively.

     The 1997 Plan is a fixed-rate plan and, under APB No. 25, no compensation expense is recognized for grants when the exercise price equals or exceeds the market price of the underlying stock on the date of grant. The Company's consolidated results of operations for fiscal 1998 include compensation expense of $50,000 related to options granted under the 1997 Plan at exercise prices less than the market price of the underlying stock on the date of grant.

     Pro forma information disclosures regarding net income and earnings per share are required by SFAS No. 123 and have been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. Since the 1991 and 1994 Plans contained repurchase obligation provisions prior to the Offering, the pro forma information regarding pre-Offering net income and earnings per share related to the 1991 and 1994 Plans under SFAS No. 123 would not be materially different from reported amounts under APB No. 25. For purposes of determining the required pro forma information for fiscal 1998, the fair value of options granted in fiscal 1998 under the 1997 Plan and the fair value of 1991 and 1994 Plan options re-measured at the Offering price of $9.00 per share were estimated at the date of grant or re-measurement using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.75%, dividend yield of 0.0%, volatility factor of the expected market price of the Company's common stock of 25.0% and a weighted average expected life of the options of four years. The weighted average estimated fair value of options granted and re-measured during fiscal 1998 was $2.70 per share. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for the Company's stock option plans been determined based on the fair value at the dates of grant and

                      MPW INDUSTRIAL SERVICES GROUP, INC.

re-measurement consistent with the methods prescribed by SFAS No. 123, the Company's proforma net income and earnings per share for fiscal 1998 would have been as follows:

                                                      YEAR ENDED JUNE 30, 1998
                                                     ---------------------------
                                                                    PROFORMA FOR
                                                     AS REPORTED    SFAS NO. 123
                                                     -----------    ------------
                                                        (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)
Proforma net income................................    $3,437          $2,323
Proforma net income per share......................      0.40            0.27
Proforma net income per share, assuming dilution...      0.37            0.25

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 14.  EARNINGS PER SHARE

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

     The following table sets forth the computation of pro forma basic and diluted earnings per share:

                                                              YEAR ENDED JUNE 30,
                                                             ----------------------
                                                               1997         1998
                                                             ---------    ---------
                                                             (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Numerator for basic and diluted earnings per share:
  Pro forma net income.....................................   $1,947       $3,437
                                                              ======       ======
Denominator for basic earnings per share -- weighted
  average common shares....................................    6,200        8,604
  Effect of dilutive employee stock options................      565          686
                                                              ------       ------
Denominator for diluted earnings per share -- adjusted
  weighted average common shares and assumed conversions...    6,765        9,290
                                                              ======       ======
Pro forma net income per share.............................   $ 0.31       $ 0.40
                                                              ======       ======
Pro forma net income per share, assuming dilution..........   $ 0.29       $ 0.37
                                                              ======       ======

NOTE 15.  RELATED PARTY TRANSACTIONS

     On August 9, 1996, the Company sold certain land and a commercial building to an entity controlled by its principal shareholder for $2,200,000. The transaction resulted in no gain or loss. On February 11, 1998, the Company redeemed $3,600,000 of the AAA Notes as consideration for the sale of a corporate aircraft to an entity

                      MPW INDUSTRIAL SERVICES GROUP, INC.

controlled by its principal shareholder. The transaction resulted in a gain of $238,000 which has been deferred over the life of the lease described below. The Company rents certain land, buildings and equipment, including the commercial real estate and aircraft described above, from entities controlled by its principal shareholder under long-term lease agreements. Total payments related to these leases were $726,000, $991,000 and $1,211,000 for fiscal 1996, 1997 and
1998, respectively.

     The Company provides, from time to time, certain operational, administrative and financial services to Pro-Kleen Industrial Services, Inc. ("Pro-Kleen"), a portable sanitation services company wholly-owned by the Company's principal shareholder. At June 30, 1997, the amount due from Pro-Kleen was $148,000. No amounts were due from Pro-Kleen at June 30, 1998.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to various claims and lawsuits in the ordinary course of its business. In the opinion of management, the outcome of these actions, which is not clearly determinable at the present time, is either adequately covered by insurance, or will not, in the aggregate, have a material adverse effect upon the financial position or the results of future operations of the Company.

NOTE 17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  QUARTER ENDED
                                                --------------------------------------------------
                                                SEPTEMBER 30    DECEMBER 31    MARCH 31    JUNE 30
                                                ------------    -----------    --------    -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1998
Revenues......................................    $21,756         $24,078      $21,021     $26,561
Income (loss) from operations.................      2,914            (494)       1,407       2,895
Pro forma net income (loss)...................      1,501            (438)         793       1,581
Pro forma net income (loss) per common
  share.......................................       0.24           (0.06)        0.08        0.15
Pro forma net income (loss) per common share,
  assuming dilution...........................       0.22           (0.06)        0.07        0.14

FISCAL 1997
Revenues......................................    $19,422         $18,157      $15,994     $19,335
Income from operations........................        484           1,800          649       1,493
Pro forma net income..........................         87             826          247         787
Pro forma net income per common share.........       0.01            0.13         0.04        0.13
Pro forma net income per common share,
  assuming dilution...........................       0.01            0.12         0.04        0.12

     The comparability of the first and second quarters of fiscal 1998 and all quarters of fiscal 1997 to any other period was impacted by events that occurred and transactions that were recorded in connection with the Offering. See Note 2 above.

NOTE 18.  SUBSEQUENT EVENTS (UNAUDITED)

     On August 5, 1998, the Company acquired substantially all of the assets of Tank Management, Inc. for a combination of cash and common stock of the Company for aggregate consideration of $5,750,000.

     On August 18, 1998, the Company acquired Gauthier Enterprises, Inc. for a combination of cash and common stock of the Company for aggregate consideration of $3,000,000 and approximately $2,000,000 of assumed liabilities.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     In September 1998, the Company received a commitment letter from its principal banks to increase the Credit Facility from $50,000,000 to $75,000,000 of overall availability. The Company expects to execute an amendment to the Credit Facility with respect to this commitment in the second quarter of fiscal 1999.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in MPW's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 11, 1998 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of the Company, see "Executive Officers of the Company" in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation and Other Information" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

     Report of Independent Auditors
     Consolidated Balance Sheets as of June 30, 1997 and 1998
     Consolidated Statements of Income for the Years Ended June 30, 1996, 1997 and 1998
     Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June 30, 1996, 1997
          and 1998
     Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1997 and 1998
     Notes to Consolidated Financial Statements

     (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable and therefore have been omitted, or the required information is provided in the Consolidated Financial Statements of the Company and its subsidiaries or Notes thereto.

     (a)(3)  Exhibits

     The following Exhibits are included in this Annual Report on Form 10-K:

 3(a)  Amended and Restated Articles of Incorporation of the
       Company effective October 30, 1997 (filed as Exhibit 3(a) to the Company's Registration Statement on Form S-1 (File No.
       333-36887) ("Registration Statement"), and incorporated herein by reference)
 3(b) Amended and Restated Code of Regulations of the Company effective October 30, 1997 (filed as Exhibit 3(b) to the
       Company's Registration Statement and incorporated herein by reference)
 4(a) Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank One, NA, and National City Bank of Columbus (filed as exhibit 4(a) to the
       Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
 4(b) First Amendment to Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank
       One, NA, and National City Bank of Columbus (filed as exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
 4(c) Second Amendment to Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank
       One, NA, and National City Bank of Columbus (filed as exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference)
 4(d) Third Amendment to Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank
       One, NA, and National City Bank of Columbus
 4(e) Fourth Amendment to Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank
       One, NA, and National City Bank of Columbus
10(a)  1997 Stock Option Plan (filed as exhibit 10(a) to the
       Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)*
10(b) Lease for Hebron, Ohio facility (filed as exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
10(c) Lease for Newark, Ohio facility (filed as exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
10(d)  First Lease Amendment for Chesterfield, Michigan facility
       (filed as exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
10(e)  Aircraft Purchase Agreement (filed as exhibit 10(e) to the
       Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
10(f)  Aircraft Lease (filed as exhibit 10(f) to the Company's
       Quarterly Report on Form 10-Q for the quarter ended December
       31, 1997, and incorporated herein by reference)
10(g)  Form of Employment Agreement by and between MPW Industrial
       Services Group, Inc. and Ira O. Kane (filed as Exhibit 10(d) to the Company's Registration Statement and incorporated herein by reference)*
10(h)  Form of Severance Agreement by and between MPW Industrial
       Services Group, Inc. and Executive Officers (filed as
       Exhibit 10(e) to the Company's Registration Statement and incorporated herein by reference)*
10(i)  Form of Indemnification Agreement by and between MPW
       Industrial Services Group, Inc. and Directors (filed as
       Exhibit 10(f) to the Company's Registration Statement and incorporated herein by reference)*
10(j)  Form of Indemnification Agreement by and between MPW
       Industrial Services Group, Inc. and persons who are a Director and an Officer (filed as Exhibit 10(g) to the Company's Registration Statement and incorporated herein by reference)*
10(k)  Form of Indemnification Agreement by and between MPW
       Industrial Services Group, Inc. and Executive Officers
       (filed as Exhibit 10(h) to the Company's Registration
       Statement and incorporated herein by reference)*

   21  Subsidiaries of the Company
   23  Consent of Independent Auditors
   24  Powers of Attorney
   27  Financial Data Schedule

---------------
* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

     (b) There were no reports on Form 8-K filed during the three months ended June 30, 1998.

     (c) The response to this portion of Item 14 is included as Exhibits to this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of September, 1998.

                                          MPW INDUSTRIAL SERVICES GROUP, INC.

                                          By:
                                            ------------------------------------
                                                      Robert J. Gilker
                                                  Vice President, Law and
                                                        Administration
                                                       and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on August 18, 1998.

                     SIGNATURE                                             TITLE
                     ---------                                             -----
                         *                           Chairman of the Board of Directors and Chief
---------------------------------------------------  Executive Officer (Principal Executive Officer)
                  Monte R. Black

                         *                           President and Chief Operating Officer; Director
---------------------------------------------------
                    Ira O. Kane

                         *                           Vice President, Chief Financial Officer and
---------------------------------------------------  Assistant Secretary (Principal Financial Officer)
                 Daniel P. Buettin

                         *                           Corporate Controller, Treasurer and Assistant
---------------------------------------------------  Secretary (Principal Accounting Officer)
                  Brad A. Martyn

                         *                           Director
---------------------------------------------------
                 Pete A. Klisares

                         *                           Director
---------------------------------------------------
              Gerald Nilsson-Weiskott

                         *                           Director
---------------------------------------------------
                 Robert E. Oyster

                     SIGNATURE                                             TITLE
                     ---------                                             -----
                         *                           Director
---------------------------------------------------
                 Timothy A. Walsh

                         *                           Director
---------------------------------------------------
                 Scott N. Whitlock

---------------
* The undersigned, pursuant to certain Powers of Attorney executed by each of the directors and officers noted above and previously filed or filed herewith contemporaneously with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

                                          By:
                                            ------------------------------------
                                                      Robert J. Gilker
                                                      Attorney-in-Fact

Dated: September 25, 1998

                                 EXHIBIT INDEX

  3(a) Amended and Restated Articles of Incorporation of the
       Company effective October 30, 1997 (filed as Exhibit 3(a) to the Company's Registration Statement on Form S-1 (File No.
       333-36887) ("Registration Statement"), and incorporated herein by reference)

  3(b) Amended and Restated Code of Regulations of the Company effective October 30, 1997 (filed as Exhibit 3(b) to the
       Company's Registration Statement and incorporated herein by reference)
  4(a) Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank One, NA, and National City Bank of Columbus (filed as exhibit 4(a) to the
       Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
  4(b) First Amendment to Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank
       One, NA, and National City Bank of Columbus (filed as exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
  4(c) Second Amendment to Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank
       One, NA, and National City Bank of Columbus (filed as exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference)
  4(d) Third Amendment to Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank
       One, NA, and National City Bank of Columbus
  4(e) Fourth Amendment to Revolving Credit and Term Loan Agreement among the Company and its subsidiaries and affiliates, Bank
       One, NA, and National City Bank of Columbus
 10(a) 1997 Stock Option Plan (filed as exhibit 10(a) to the
       Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)*
 10(b) Lease for Hebron, Ohio facility (filed as exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
 10(c) Lease for Newark, Ohio facility (filed as exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
 10(d) First Lease Amendment for Chesterfield, Michigan facility
       (filed as exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
 10(e) Aircraft Purchase Agreement (filed as exhibit 10(e) to the
       Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
 10(f) Aircraft Lease (filed as exhibit 10(f) to the Company's
       Quarterly Report on Form 10-Q for the quarter ended December
       31, 1997, and incorporated herein by reference)
 10(g) Form of Employment Agreement by and between MPW Industrial
       Services Group, Inc. and Ira O. Kane (filed as Exhibit 10(d) to the Company's Registration Statement and incorporated herein by reference)*
 10(h) Form of Severance Agreement by and between MPW Industrial
       Services Group, Inc. and Executive Officers (filed as
       Exhibit 10(e) to the Company's Registration Statement and incorporated herein by reference)*
 10(i) Form of Indemnification Agreement by and between MPW
       Industrial Services Group, Inc. and Directors (filed as
       Exhibit 10(f) to the Company's Registration Statement and incorporated herein by reference)*
 10(j) Form of Indemnification Agreement by and between MPW
       Industrial Services Group, Inc. and person who are a Director and an Officer (filed as Exhibit 10(g) to the Company's Registration Statement and incorporated herein by reference)*

 10(k) Form of Indemnification Agreement by and between MPW
       Industrial Services Group, Inc. and Executive Officers
       (filed as Exhibit 10(h) to the Company's Registration
       Statement and incorporated herein by reference)*
 21    Subsidiaries of the Company
 23    Consent of Independent Auditors
 24    Powers of Attorney
 27    Financial Data Schedule

---------------
* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.