Form 10-Q
period 1998-09-30
MPW INDUSTRIAL SERVICES GROUP INC
filed 1998-11-13
CIK 1047098

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For quarterly period ended September 30, 1998

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission File Number:  0-23335

                       MPW INDUSTRIAL SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Ohio                                             31-1567260
   (State or other jurisdiction of                            (I.R.S. employer
    incorporation or organization)                           identification no.)

9711 Lancaster Road, S.E., Hebron, Ohio                             43025
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

As of October 31, 1998, 10,714,601 shares of the issuer's common stock, without par value, were outstanding.


================================================================================

                       MPW INDUSTRIAL SERVICES GROUP, INC.

                                                    INDEX
PART I.      FINANCIAL INFORMATION                                                                     PAGE
Item 1.      Financial Statements

             Consolidated Balance Sheets as of September 30, 1998 (unaudited) and June 30, 1998...........3

             Consolidated Statements of Operations for the three months ended September 30,
             1998 and 1997 (unaudited)....................................................................4

             Consolidated Statements of Cash Flows for the three months ended September 30,
             1998 and 1997 (unaudited)....................................................................5

             Notes to Consolidated Financial Statements (unaudited).......................................6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations........9

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..................................12


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings...........................................................................12

Item 2.      Changes in Securities and Use of Proceeds...................................................12

Item 3.      Defaults Upon Senior Securities.............................................................13

Item 4.      Submission of Matters to a Vote of Security Holders.........................................13

Item 5.      Other Information...........................................................................13

Item 6.      Exhibits and Reports on Form 8-K............................................................13


SIGNATURES...............................................................................................14

EXHIBIT INDEX............................................................................................15

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                                MPW INDUSTRIAL SERVICES GROUP, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except share data)
                                                                      SEPTEMBER 30,     JUNE 30,
                                                                          1998            1998
                                                                      -------------     --------
                                                                       (UNAUDITED)
                             ASSETS
Current assets:
   Cash and cash equivalents                                             $   121        $   507
   Accounts receivable, net of allowances                                 23,505         19,386
   Inventories                                                             5,521          4,959
   Deferred income taxes                                                   1,301          1,439
   Prepaid expenses                                                        1,101          1,178
   Other current assets                                                      384            351
                                                                         -------        -------
                                                                          31,933         27,820

Property and equipment, net                                               31,217         28,593

Noncurrent assets:
   Intangibles                                                            25,511         15,514
   Other assets                                                              434            440
                                                                         -------        -------

Total assets                                                             $89,095        $72,367
                                                                         =======        =======

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $ 5,785        $ 6,279
   Accrued compensation and related taxes                                  3,193          3,729
   Current maturities of noncurrent liabilities                            3,895          2,615
   Other accrued liabilities                                               4,296          3,768
                                                                         -------        -------
                                                                          17,169         16,391
Noncurrent liabilities:
   Long-term debt                                                         26,412         14,296
   Deferred income taxes                                                   1,334          1,192
   Other                                                                     613            767
                                                                         -------        -------
                                                                          28,359         16,255

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued and outstanding                                         --             --
   Common stock, no par value; 30,000,000 shares authorized;
     10,700,201 and 10,496,647 shares issued and outstanding
     at September 30, 1998 and June 30, 1998, respectively                   107            105
   Additional paid-in capital                                             39,839         37,591
   Retained earnings                                                       3,621          2,025
                                                                         -------        -------
                                                                          43,567         39,721
                                                                         -------        -------

Total liabilities and shareholders' equity                               $89,095        $72,367
                                                                         =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                              MPW INDUSTRIAL SERVICES GROUP, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                             (in thousands, except per share data)
                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        ----------------------
                                                                          1998           1997
                                                                        -------        -------
                                                                              (UNAUDITED)
Revenues                                                                $29,837        $21,756

Costs and expenses:
   Cost of services                                                      19,958         14,271
   Selling, general and administrative expenses                           5,342          3,545
   Depreciation and amortization                                          1,339            866
   Deferred stock option compensation                                        --            160
                                                                        -------        -------
   Total costs and expenses                                              26,639         18,842
                                                                        -------        -------

Income from operations                                                    3,198          2,914
Interest expense, net                                                       489            335
Minority earnings                                                            --             99
                                                                        -------        -------
Income before taxes                                                       2,709          2,480
Provision for income taxes                                                1,110            149
                                                                        -------        -------

Net income                                                              $ 1,599        $ 2,331
                                                                        =======        =======

Pro forma information:

   Historical income before taxes                                       $ 2,709        $ 2,480

   Pro forma taxes on income                                              1,110            992
                                                                        -------        -------

   Pro forma net income                                                 $ 1,599        $ 1,488
                                                                        =======        =======

   Pro forma net income per share                                       $  0.15        $  0.24
                                                                        =======        =======

   Pro forma net income per share, assuming dilution                    $  0.14        $  0.22
                                                                        =======        =======

   Weighted average common shares outstanding                            10,610          6,200
   Weighted average common shares outstanding, assuming dilution         11,301          6,881

The accompanying notes are an integral part of these consolidated financial statements.

                             MPW INDUSTRIAL SERVICES GROUP, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   -------------------------
                                                                     1998             1997
                                                                   --------         --------
                                                                          (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                         $  1,599         $  2,331
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
   Depreciation                                                       1,068              811
   Amortization                                                         271               55
   (Gain) loss on disposals of assets                                     2               (4)
   Minority interest                                                     --               99
   Effect of exchange rate changes on cash                               (3)              --
   Deferred stock option compensation                                    --              160
   Change in deferred income taxes                                      280               --
   Changes in operating assets and liabilities:
     Accounts receivable                                             (2,334)          (1,514)
     Inventories                                                        735                8
     Prepaid expenses and other assets                               (1,742)              88
     Accounts payable                                                (1,251)             334
     Other accrued liabilities                                         (574)          (1,007)
                                                                   --------         --------
Net cash provided by (used in) operating activities                  (1,949)           1,361

CASH FLOW USED IN INVESTING ACTIVITIES:
Purchases of property and equipment                                  (3,023)            (558)
Purchase of businesses, net of acquired cash                         (7,040)              --
Proceeds from the disposal of property and equipment                     24                4
                                                                   --------         --------
Net cash used in investing activities                               (10,039)            (554)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility                              14,250           11,414
Payments on revolving credit facility                                (6,365)         (10,817)
Proceeds from notes payable                                           6,804               --
Payments on notes payable                                            (3,007)            (220)
Payments on capital lease obligations                                   (80)             (20)
Distributions to shareholders                                            --           (1,121)
                                                                   --------         --------
Net cash provided by (used in) financing activities                  11,602             (764)
                                                                   --------         --------
Increase (decrease) in cash and cash equivalents                       (386)              43
Cash and cash equivalents at beginning of year                          507              489
                                                                   --------         --------

Cash and cash equivalents at end of period                         $    121         $    532
                                                                   ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

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

         The accompanying unaudited consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries, including Aquatech Environmental, Inc. ("Aquatech"), which was 70% owned by the Company until December 5, 1997, at which time the Company purchased the remaining minority shareholders' interests of Aquatech, and it became wholly-owned. The minority shareholders' interests in the equity and net income of Aquatech are presented separately in the accompanying unaudited consolidated financial statements for the three months ended September 30, 1997. All material intercompany transactions and balances have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended September 30, 1998 and 1997, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998 ("Annual Report"). The results of operations for the three months ended September 30, 1998 and 1997 are not necessarily indicative of the results for the full year (see Note 7 for further information regarding fluctuations in quarterly results).

         INTANGIBLES Intangibles include costs in excess of net assets of acquired businesses ("goodwill"), patents, covenants not-to-compete and customer lists. Goodwill, resulting primarily from certain acquisitions accounted for using the purchase method of accounting, is amortized on a straight-line basis over periods not exceeding 25 years. The remaining intangibles are amortized on a straight-line basis over periods ranging from 5 to 20 years.

         USE OF ESTIMATES The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

         RECLASSIFICATIONS Certain amounts presented as of June 30, 1998 have been reclassified to conform to the September 30, 1998 presentation.

NOTE 2.  ACQUISITIONS

         TANK MANAGEMENT Effective August 1, 1998, the Company purchased substantially all of the assets of Tank Management, Inc. ("TMI") for aggregate consideration of $5,750,000. The consideration included the issuance of 114,318 shares of common stock of the Company, representing an aggregate value of $1,250,000. The purchase price may be increased upon the achievement of certain new customer sales objectives for the TMI facility over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of TMI from the effective acquisition date through September 30, 1998.

         GAUTHIER Effective August 1, 1998, the Company acquired all of the outstanding stock of Gauthier Enterprises, Inc., a Michigan corporation ("Gauthier"), for aggregate consideration of $3,000,000. The consideration included the issuance of 89,236 shares of common stock of the Company, representing an aggregate value of $1,000,000. The purchase price may be increased by $3,000,000, or more or less, contingent upon the achievement of certain revenue and operating objectives over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Gauthier from the effective acquisition date through September 30, 1998.

         The terms of certain of the Company's other acquisition agreements also provide for additional consideration to be paid based on the achievement of certain objectives. Such additional consideration is paid in cash, common stock of the Company, or a combination thereof, and is capitalized as goodwill. During the three months ended September 30, 1998, the Company paid additional consideration of $304,000. No common stock of the Company was issued in connection with this consideration.

NOTE 3.  INTANGIBLES

         Intangibles are summarized as follows:

                                                SEPTEMBER 30,    JUNE 30,
                                                -------------    --------
                                                    1998           1998
                                                  -------        -------
                                                      (in thousands)
                    Goodwill                      $18,641        $15,115
                    Customer lists                  5,119             --
                    Patents                         1,369             --
                    Non-compete agreements            382            399
                                                  -------        -------
                                                  $25,511        $15,514
                                                  =======        =======

         Accumulated amortization of intangibles as of September 30, 1998 and June 30, 1998 was $851,000 and $580,000, respectively.

NOTE 4.  INCOME TAXES

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liability as of September 30, 1998 are related to the use of accelerated depreciation rates on property and equipment for tax purposes and the carryforward of tax adjustments related to the termination of Industrial's S Corporation status.

         The pro forma income taxes presented in the Consolidated Statements of Operations for the three months ended September 30, 1997 represent the estimated income taxes that would have been reported had Industrial been subject to federal and state income taxes for that period.

NOTE 5.  EARNINGS PER SHARE

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

         The following table sets forth the computation of pro forma basic and diluted earnings per share (in thousands, except per share data):

                                                                                          THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                        ---------------------
                                                                                          1998          1997
                                                                                        -------        ------
                  Numerator for basic and diluted earnings per share:
                     Pro forma net income                                               $ 1,599        $1,488
                                                                                        =======        ======

                  Denominator for basic earnings per share - weighted average
                    common shares                                                        10,610         6,200

                     Effect of dilutive employee stock options                              691           681
                                                                                        -------        ------

                  Denominator for diluted earnings per share - adjusted weighted
                    average common shares and assumed conversions                        11,301         6,881
                                                                                        =======        ======

                  Pro forma net income per share                                        $  0.15        $ 0.24
                                                                                        =======        ======

                  Pro forma net income per share, assuming dilution                     $  0.14        $ 0.22
                                                                                        =======        ======

NOTE 6.  SUBSEQUENT EVENTS

         Effective November 2, 1998, the Company entered into a new credit agreement with its principal banks (the "Credit Facility") to replace the previous credit agreement (the "Previous Credit Agreement"). The Credit Facility provides the Company with $75,000,000 of revolving credit availability for a three-year period. All of the outstanding borrowings under the Previous Credit Agreement were paid off with the proceeds of the Credit Facility.

         In November 1998, the Company acquired Envirosafe Technical Cleaning, Inc. and Support Systems, Inc. and acquired substantially all of the assets of Suresco, Inc. and Technological Environment Cleaning International Company. The Company has also entered into an agreement in principle to acquire Dryden Engineering, Inc. All five of these companies will be merged into a newly created, wholly-owned subsidiary of the Company. The purchase price, paid through a combination of cash, common stock of the Company and preferred stock of the newly created company, is expected to be an aggregate of $19,550,000.

NOTE 7.  FLUCTUATIONS IN QUARTERLY RESULTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for historical information, certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are forward looking. These forward looking statements are based on current expectations that are subject to a number of uncertainties and risks, and actual results may differ materially. The uncertainties and risks include, but are not limited to, competitive and other market factors, customer purchasing behavior, general economic conditions and other facets of the Company's business operations as well as other risk factors identified in "Investment Considerations" in the Company's Annual Report. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward looking statements that may be made to reflect future events or circumstances.

         The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes included herein. The following information should also be read in conjunction with the Audited Consolidated Financial Statements and Notes and MD&A for the year ended June 30, 1998 as contained in the Company's Annual Report.

OVERVIEW

         In fiscal 1998, the Company completed the acquisitions of four companies, ESI International, the Vinewood Companies, Straightline Optical Service and Maintenance Concepts (collectively, the "fiscal 1998 acquisitions"). During the three months ended September 30, 1998 (the "fiscal 1999 quarter"), the Company completed the acquisitions of two companies, TMI and Gauthier (collectively, the "fiscal 1999 acquisitions"). See Note 2 to the Consolidated Financial Statements. Collectively, the fiscal 1999 and 1998 acquisitions contributed $7.1 million of revenues in the fiscal 1999 quarter.

         On December 1, 1997, the registration statement related to the Company's initial public offering of its common stock (the "Offering") was declared effective by the Securities and Exchange Commission and its stock began trading on the NASDAQ national market system on December 2, 1997. During the three month period ended December 31, 1997, numerous events occurred and certain transactions were recorded that were directly related to the Offering and affect the comparability of the results of operations for the Company for the fiscal 1999 quarter to the three months ended September 30, 1997 (the "fiscal 1998 quarter"). For purposes of this MD&A, adjusted pro forma results of operations for the fiscal 1998 quarter are being utilized. Adjusted pro forma information for each of the quarters in fiscal 1998 is described in the Company's Annual Report and its Prospectus dated December 2, 1997, filed in connection with the Company's Registration Statement on Form S-1 (File number 333-36887).

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, consolidated statement of income data as a percentage of revenues for actual results for the fiscal 1999 quarter and adjusted pro forma results for the fiscal 1998 quarter:

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  -------------------
                                                                   1998          1997
                                                                  -----         -----
         Revenues                                                 100.0%        100.0%
         Costs and expenses:
            Cost of services                                       66.9          65.6
            Selling, general and administrative expenses           17.9          16.5
            Depreciation and amortization                           4.5           3.9
                                                                  -----         -----
            Total costs and expenses                               89.3          85.9
                                                                  -----         -----
         Income from operations                                    10.7          14.1
         Interest expense, net                                      1.6            --
                                                                  -----         -----
         Income before taxes                                        9.1          14.1
         Provision for income taxes                                 3.7           5.6
                                                                  -----         -----

         Net income                                                 5.4%          8.5%
                                                                  =====         =====

         THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS
                            ENDED SEPTEMBER 30, 1997

         Basis of Presentation. Management's analysis of the fiscal 1999 quarter compared to the fiscal 1998 quarter utilizes adjusted pro forma information for the fiscal 1998 quarter.

         Revenues. Revenues increased by $8.1 million, or 37.1%, to $29.8 million for the fiscal 1999 quarter from $21.7 million for the fiscal 1998 quarter. This increase was primarily the result of the six acquisitions that were completed since October 1, 1997, which contributed an aggregate of $7.1 million of revenues. Despite the impact of the General Motors strike (the "GM strike"), the internal rate of growth in revenues in the fiscal 1999 quarter was 4.4%. Excluding the impact of the GM strike, the internal rate of growth in revenues in the fiscal 1999 quarter was 10.1%.

         Cost of Services. Cost of services increased by $5.7 million, or 39.9%, to $20.0 million for the fiscal 1999 quarter from $14.3 million for the fiscal 1998 quarter. Cost of services as a percentage of revenues increased to 66.9% for the fiscal 1999 quarter from 65.6% for the fiscal 1998 quarter. The increase in cost of services as a percentage of revenues is the result of the loss of revenues related to the GM strike and higher margin project work that was performed in the fiscal 1998 quarter.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.8 million, or 48.9%, to $5.3 million for the fiscal 1999 quarter from $3.5 million for the fiscal 1998 quarter. Selling, general and administrative expenses increased as a percentage of revenues to 17.9% for the fiscal 1999 quarter from 16.5% for the fiscal 1998 quarter. The increase in selling, general and administrative expenses is primarily due to the overhead costs assumed in the six acquisitions noted above, costs associated with the Company's status as a public company and other investments in the Company's infrastructure to support overall growth.

         Depreciation and Amortization. Depreciation and amortization increased by $498,000, or 59.2%, to $1.3 million for the fiscal 1999 quarter from $841,000 for the fiscal 1998 quarter. Depreciation and amortization increased as a percentage of revenues to 4.5% for the fiscal 1999 quarter from 3.9% for the fiscal 1998 quarter. This increase is a result of additional capital expenditures related to the Company's growth and additional goodwill arising out of the six acquisitions noted above.

         Income from Operations. Income from operations increased $141,000, or 4.6%, to $3.2 million for the fiscal 1999 quarter from $3.1 million for the fiscal 1998 quarter. Income from operations decreased as a percentage of revenues to 10.7% for the fiscal 1999 quarter from 14.1% for the fiscal 1998 quarter. The increase in income from operations and the decrease in operating margin are due to the factors discussed above.

         Interest Expense, net. Immediately following the Offering, the Company had no borrowings under the Previous Credit Agreement with its banks. For this reason, interest expense has been eliminated in the adjusted pro forma information for the fiscal 1998 quarter to give effect as if the repayment of the Company's debt obligations from the proceeds of the Offering had occurred as of the beginning of the period. Reported interest expense in the fiscal 1999 quarter is the result of new borrowings subsequent to the Offering, primarily resulting from the six acquisitions noted above.

         Provision for Income Taxes. Prior to October 31, 1997, Industrial was an S Corporation for income tax purposes and did not record a provision for federal and certain state income taxes. The provision for income taxes in the adjusted pro forma information for the fiscal 1998 quarter reflects an effective rate of 40%. The provision for income taxes for the fiscal 1999 quarter reflects an effective rate of 41%.

         Net Income and Net Income per Share. Net income decreased $249,000, or 13.5%, to $1.6 million for the fiscal 1999 quarter from $1.8 million for the fiscal 1998 quarter. Assuming dilution, net income per share decreased to $0.14 for the fiscal 1999 quarter from $0.17 for the fiscal 1998 quarter. These decreases are due to the factors discussed above. Weighted average common shares outstanding used in the calculation of net income per share for the fiscal 1998 quarter assumes that the Offering and repurchase of minority interests had occurred at the beginning of the period.

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


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company had cash and cash equivalents of $121,000 and working capital of $14.8 million. During the fiscal 1999 quarter, the Company used $1.9 million in operating activities and made capital investments of $3.0 million.

         In the fiscal 1999 quarter, the Company completed two acquisitions that required an aggregate of $6.5 million in cash and the issuance of 203,554 shares of the Company's common stock.

         Prior to November 2, 1998, the Company operated under the Previous Credit Agreement with its principal banks, which, as amended, provided the Company with $50.0 million of credit availability. Effective November 2, 1998, the Company entered into the Credit Facility to replace the Previous Credit Agreement. This Credit Facility provides the Company with $75.0 million of revolving credit availability for a three-year period, subject to extension by the banks each year on the anniversary of the agreement. Under the terms of the Credit Facility, the entire $75.0 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowing under the Credit Facility is at rates, based on the prime or Eurodollar rate, that the Company believes to be very favorable. Availability of borrowing is subject to the maintenance of a minimum level of net worth, certain levels of interest coverage and maintenance of a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization that the Company believes are achievable. As of September 30, 1998, $29.4 million had been drawn on the Previous Credit Agreement in the form of term notes and revolving credit. Subsequent to September 30, 1998, the entire amount outstanding under the Previous Credit Agreement, $29.4 million, was transferred to the Credit Facility in the form of revolving credit.

         The Company completed, in November 1998, the acquisitions of four companies and has an agreement in principle to purchase a fifth company, all of which provide cleaning services and related technical services to cleanroom environments. These companies are Envirosafe Technical Cleaning, Inc., Support Systems, Inc., Suresco, Inc., Technological Environment Cleaning International Company and Dryden Engineering, Inc. The five companies will be consolidated to form a wholly-owned subsidiary of the Company. The Company intends to become a leading nationwide provider of technically-driven cleanroom services to the semiconductor, microelectronics, pharmaceutical, electronics and bio-medical industries. These services include cleanroom cleaning, both during construction and on an ongoing basis, equipment cleaning, emergency restoration, testing and certification of cleanrooms and equipment and other related technical services. The purchase price, paid through a combination of cash, common stock of the Company and preferred stock of the newly created company, is expected to be an aggregate of $19.6 million.

         The Company intends to continue its strategy of complementing its internal growth and to expand its service offerings, including the technical cleanroom services discussed above, through acquisitions. In the fiscal 1999 quarter, the Company completed two acquisitions that utilized $6.5 million of cash, and following the quarter, the Company completed the four acquisitions discussed above, which utilized $13.5 million in cash. Subsequent to these acquisitions, the total amount outstanding against the Credit Facility was $42.9 million. Also, the Company has agreements in principle to purchase certain other companies that may require the utilization of $6.1 million of borrowings under the Credit Facility.

         The Company believes that cash on hand as of September 30, 1998, cash flow from operations and available borrowings under the Credit Facility will be sufficient to fund the acquisitions discussed above, its currently planned capital projects and operations for at least the next 24 months.

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

             The Company's exposures to market risk are not material.


                          PART II. -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

             None.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

             (a)      Not Applicable.

             (b)      Not Applicable.

             (c) On August 5, 1998, pursuant to an Asset Purchase Agreement, dated as of May 8, 1998 (the "TMI Agreement"), by and among TMI, Orr & Boss, Inc. and the Company, the Company purchased substantially all of the assets of TMI (the "Purchase"). As partial consideration for the Purchase, the Company issued 114,318 shares of its common stock to TMI. Pursuant to an Escrow Agreement entered into in connection with the consummation of the Purchase, the shares of common stock issued pursuant to the TMI Agreement are held in escrow for a minimum period of at least one year and will be available for satisfaction of certain indemnity claims that the Company may have against TMI. The issuance of the shares of common stock pursuant to the TMI Agreement was pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

                      On August 18, 1998, pursuant to a Purchase Agreement, dated as of August 18, 1998 (the "Gauthier Agreement"), by and between Amy J. Gauthier and the Company, the Company purchased through a wholly-owned indirect subsidiary all of the issued and outstanding capital stock of Gauthier (the "Acquisition"). As partial consideration for the Acquisition, the Company issued 89,236 shares of its common stock to Ms. Gauthier. Ms. Gauthier was an officer and director of Gauthier and has entered into an employment and non-competition agreement with the Company and its affiliates. Pursuant to an Escrow Agreement entered into in connection with the consummation of the Acquisition, the shares of common stock issued pursuant to the Gauthier Agreement are held in escrow for a minimum period of at least one year and will be available for satisfaction of certain indemnity claims that the Company may have against Ms. Gauthier. The issuance of the shares of common stock pursuant to the Gauthier Agreement was pursuant to Section 4(2) of the Act.

             (d)      Not Applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

             Not Applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             Not Applicable.

ITEM 5.      OTHER INFORMATION.

             None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)        Exhibits.

                        3(a) Amended and Restated Articles of Incorporation of the Company effective October 30, 1997 (filed as
                              Exhibit 3(a) to the Company's Registration
                              Statement on Form S-1 (File No. 333-36887), and incorporated herein by reference).

                        3(b) Amended and Restated Code of Regulations of the Company effective October 30, 1997 (filed as
                              Exhibit 3(b) to the Company's Registration
                              Statement on Form S-1 (File No. 333-36887), and incorporated herein by reference).

                        4 Revolving Credit Loan Agreement, dated as of November 2, 1998, among the Company and its subsidiaries and affiliates, Bank One, NA and National City Bank of Columbus.

                        27    Financial Data Schedule.

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

                              MPW INDUSTRIAL SERVICES GROUP, INC.,
                              an Ohio corporation

Dated: November 12, 1998      By:  /s/ Daniel P. Buettin
       -----------------         -----------------------------------------------
                                   Daniel P. Buettin
                                   Vice President and Chief Financial Officer
                                   (on behalf of the Registrant and as Principal
                                      Financial Officer)

                                  EXHIBIT INDEX

   Exhibit
    Number       Description of Exhibit
    ------       ----------------------

     3(a) Amended and Restated Articles of Incorporation of the Company effective October 30, 1997 (filed as Exhibit 3(a) to the Company's Registration Statement on Form S-1 (File No. 333-36887), and incorporated herein by reference).

     3(b) Amended and Restated Code of Regulations of the Company effective October 30, 1997 (filed as Exhibit 3(b) to the Company's Registration Statement on Form S-1 (File No. 333-36887), and incorporated herein by reference).

      4 Revolving Credit Loan Agreement, dated as of November 2, 1998, among the Company and its subsidiaries and affiliates, Bank One, NA and National City Bank of Columbus.

      27         Financial Data Schedule.