Form 10-Q
period 1998-12-31
MPW INDUSTRIAL SERVICES GROUP INC
filed 1999-02-16
CIK 1047098

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES ACT OF 1934

For quarterly period ended December 31, 1998

                                  OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                                  ------------------    --------------------

Commission File Number:     0-23335

                       MPW INDUSTRIAL SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Ohio                                   31-1567260
(State or other jurisdiction of                   (I.R.S. employer
 incorporation or organization)                 identification no.)

9711 Lancaster Road, S.E., Hebron, Ohio                  43025
(Address of principal executive offices)              (Zip code)

                                 (740) 927-8790
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

As of January 31, 1999, 10,784,945 shares of the issuer's common stock, without par value, were outstanding.


================================================================================

                      MPW INDUSTRIAL SERVICES GROUP, INC.

                                     INDEX

PART I.       FINANCIAL INFORMATION                                                                      PAGE
Item 1.       Financial Statements

              Consolidated Balance Sheets as of December 31, 1998 (unaudited) and June 30, 1998............3

              Consolidated Statements of Operations for the three and six months ended December 31,
              1998 and 1997 (unaudited)....................................................................4

              Consolidated Statements of Cash Flows for the six months ended December 31, 1998 and 1997 (unaudited).........................................................................5

              Notes to Consolidated Financial Statements (unaudited).......................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk..................................14


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...........................................................................14

Item 2.       Changes in Securities and Use of Proceeds...................................................14

Item 3.       Defaults Upon Senior Securities.............................................................15

Item 4.       Submission of Matters to a Vote of Security Holders.........................................15

Item 5.       Other Information...........................................................................16

Item 6.       Exhibits and Reports on Form 8-K............................................................16


SIGNATURES    ............................................................................................17

EXHIBIT INDEX ............................................................................................18

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                             MPW INDUSTRIAL SERVICES GROUP, INC.
                                                 CONSOLIDATED BALANCE SHEETS
                                              (in thousands, except share data)

                                                                                                DECEMBER 31,      JUNE 30,
                                                                                                    1998            1998
                                                                                                ------------      --------
                                                                                                 (UNAUDITED)
                                            ASSETS
Current assets:
   Cash and cash equivalents                                                                     $    165          $   507
   Accounts receivable, net of allowances                                                          31,907           19,386
   Inventories                                                                                      7,672            4,959
   Deferred income taxes                                                                            1,446            1,439
   Prepaid expenses                                                                                 1,376            1,178
   Other current assets                                                                             1,021              351
                                                                                                 --------          -------
                                                                                                   43,587           27,820

Property and equipment, net                                                                        35,159           28,593

Noncurrent assets:
   Intangibles                                                                                     45,082           15,514
   Other assets                                                                                       562              440
                                                                                                 ========          =======

Total assets                                                                                     $124,390          $72,367
                                                                                                 ========          =======

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                              $  9,329          $ 6,279
   Accrued compensation and related taxes                                                           3,213            3,729
   Current maturities of noncurrent liabilities                                                       467            2,615
   Other accrued liabilities                                                                        6,564            3,768
                                                                                                 --------          -------
                                                                                                   19,573           16,391
Noncurrent liabilities:
   Long-term debt                                                                                  55,185           14,296
   Deferred income taxes                                                                            1,447            1,192
   Other                                                                                              535              767
                                                                                                 --------          -------
                                                                                                   57,167           16,255

Minority interest                                                                                   1,200               --

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and                 --               --
     outstanding
   Common stock, no par value; 30,000,000 shares authorized; 10,784,945 and 10,496,647
     shares issued and outstanding at December 31, 1998 and June 30, 1998, respectively               108              105
   Additional paid-in capital                                                                      40,454           37,591
   Retained earnings                                                                                5,888            2,025
                                                                                                 --------          -------
                                                                                                   46,450           39,721
                                                                                                 ========          =======

Total liabilities and shareholders' equity                                                       $124,390          $72,367
                                                                                                 ========          =======

The accompanying notes are an integral part of these consolidated financial statements.

                                          MPW INDUSTRIAL SERVICES GROUP, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in thousands, except per share data)

                                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                          DECEMBER 31,               DECEMBER 31,
                                                                     ---------------------      ---------------------
                                                                       1998         1997          1998         1997
                                                                     --------     --------      --------     --------
                                                                         (UNAUDITED)                  (UNAUDITED)
Revenues                                                             $ 38,414     $ 24,078      $ 68,251     $ 45,834

Costs and expenses:
   Cost of services                                                    25,689       16,237        45,647       30,508
   Selling, general and administrative expenses                         6,510        4,216        11,852        7,761
   Depreciation and amortization                                        1,593          864         2,932        1,730
   Deferred stock option compensation                                      --        3,255            --        3,415
                                                                     --------     --------      --------     --------
   Total costs and expenses                                            33,792       24,572        60,431       43,414
                                                                     --------     --------      --------     --------

Income (loss) from operations                                           4,622         (494)        7,820        2,420
Interest expense, net                                                     780          216         1,269          551
Minority earnings                                                          --           20            --          119
                                                                     --------     --------      --------     --------
Income (loss) before taxes                                              3,842         (730)        6,551        1,750
Provision (benefit) for income taxes                                    1,575       (1,418)        2,685       (1,269)
                                                                     --------     --------      --------     --------

Net income                                                           $  2,267     $    688      $  3,866     $  3,019
                                                                     ========     ========      ========     ========

Pro forma information:

   Historical income (loss) before taxes                             $  3,842     $   (730)     $  6,551     $  1,750

   Pro forma taxes on income                                            1,575         (292)        2,685          700
                                                                     --------     --------      --------     --------

   Pro forma net income (loss)                                       $  2,267     $   (438)     $  3,866     $  1,050
                                                                     ========     ========      ========     ========

   Pro forma net income (loss) per share                             $   0.21     $  (0.06)     $   0.36     $   0.15
                                                                     ========     ========      ========     ========

   Pro forma net income (loss) per share, assuming dilution          $   0.20     $  (0.06)     $   0.34     $   0.14
                                                                     ========     ========      ========     ========

   Weighted average common shares outstanding                          10,757        7,531        10,683        6,866
   Weighted average common shares outstanding, assuming dilution       11,452        7,531        11,389        7,550


The accompanying notes are an integral part of these consolidated financial statements.

                                  MPW INDUSTRIAL SERVICES GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands)

                                                                                   SIX MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                ----------------------
                                                                                  1998          1997
                                                                                --------      --------
                                                                                     (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                      $  3,866      $  3,019
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
   Depreciation                                                                    2,262         1,585
   Amortization                                                                      670           145
   (Gain) loss on disposals of assets                                                 74            (5)
   Minority interest                                                                  --           119
   Effect of exchange rate changes on cash                                            (3)           --
   Deferred stock option compensation                                                 --         3,415
   Change in deferred income taxes                                                   248          (363)
   Changes in operating assets and liabilities:
     Accounts receivable                                                          (7,744)       (3,502)
     Inventories                                                                    (320)          167
     Prepaid expenses and other assets                                            (1,915)           98
     Accounts payable                                                              1,158           411
     Other accrued liabilities                                                    (1,214)       (2,223)
                                                                                --------      --------
Net cash provided by (used in) operating activities                               (2,918)        2,866

CASH FLOW USED IN INVESTING ACTIVITIES:
Purchases of property and equipment                                               (6,401)       (2,538)
Purchase of businesses, net of acquired cash                                     (24,658)       (3,077)
Proceeds from the disposal of property and equipment                                  46            66
                                                                                --------      --------
Net cash used in investing activities                                            (31,013)       (5,549)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                           14        30,250
Proceeds from revolving credit facility                                           79,485        17,949
Payments on revolving credit facility                                            (29,801)      (24,484)
Proceeds from notes payable                                                        6,804         3,000
Payments on notes payable                                                        (22,833)       (9,297)
Payments on AAA Notes                                                                 --       (13,400)
Payments on capital lease obligations                                                (80)          (27)
Proceeds from capital contributions                                                   --           233
Distributions to shareholders                                                         --        (1,242)
                                                                                --------      --------
Net cash provided by financing activities                                         33,589         2,982
                                                                                --------      --------
Increase (decrease) in cash and cash equivalents                                    (342)          299
Cash and cash equivalents at beginning of year                                       507           489
                                                                                ========      ========

Cash and cash equivalents at end of period                                      $    165      $    788
                                                                                ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS MPW Industrial Services Group, Inc. and its subsidiaries (the "Company") provide technology-based services to both industrial and non-industrial facilities including industrial cleaning and maintenance, facility management and support services, filtration media and related engineering services, container cleaning, process water purification, critical cleanroom cleaning and related services and other specialized services. Such services are primarily provided at customer facilities. The Company serves customers in numerous industries including automotive, electric power, pulp and paper, chemical, steel, transportation, semiconductor, microelectronics and pharmaceutical. The Company provides services throughout the United States, Mexico and Canada.

         During the three months ended December 31, 1998, the Company entered into a new service line effective with its acquisitions of five technical cleanroom cleaning and related services companies (see Note 2 below for further information about the individual acquisitions). These five acquisitions were made by a newly-created, wholly-owned subsidiary of the Company, Pentagon Technologies Group, Inc. ("Pentagon").

         The accompanying unaudited consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries, including Aquatech Environmental, Inc. ("Aquatech"), which was 70% owned by the Company until December 5, 1997, at which time the Company purchased the remaining minority shareholders' interests of Aquatech, and it became wholly-owned. The minority shareholders' interests in the equity and net income of Aquatech are presented separately in the accompanying unaudited consolidated financial statements for the three and six months ended December 31, 1997. All material intercompany transactions and balances have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended December 31, 1998 and 1997, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (the "Annual Report"). The results of operations for the three and six months ended December 31, 1998 and 1997 are not necessarily indicative of the results for the full year (see Note 9 for further information regarding fluctuations in quarterly results).

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

         MINORITY INTEREST Minority interest as of December 31, 1998 represents certain equity interests in Pentagon that were issued in connection with certain of its recent acquisitions. These equity interests are in the form of a preferred stock of Pentagon. The amount presented in the balance sheet as of December 31, 1998 represents the estimated value of the preferred stock, based on 16% of the underlying equity of Pentagon. See Note 7.

         USE OF ESTIMATES The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

         RECLASSIFICATIONS Certain amounts presented as of June 30, 1998 have been reclassified to conform to the December 31, 1998 presentation.

NOTE 2.  ACQUISITIONS

         TANK MANAGEMENT Effective August 1, 1998, the Company purchased substantially all of the assets of Tank Management, Inc. ("TMI") for an aggregate consideration of $5,750,000. The consideration included the issuance of 114,318 shares of common stock of the Company, representing an aggregate value of $1,250,000. The purchase price may be increased upon the achievement of certain new customer sales objectives for the TMI facility over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of TMI from the effective acquisition date through December 31, 1998.

         GAUTHIER Effective August 1, 1998, the Company acquired all of the outstanding stock of Gauthier Enterprises, Inc., a Michigan corporation ("Gauthier"), for an aggregate consideration of $3,000,000. The consideration included the issuance of 89,236 shares of common stock of the Company, representing an aggregate value of $1,000,000. The purchase price may be increased by $3,000,000, or more or less, contingent upon the achievement of certain revenue and operating objectives over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Gauthier from the effective acquisition date through December 31, 1998.

         SSI Effective November 1, 1998, the Company acquired all of the outstanding stock of Support Systems, Inc., a New York corporation ("SSI"), for an aggregate consideration of $6,011,000. The consideration included the issuance of preferred stock of Pentagon, representing 2% of the equity of Pentagon. The purchase price may be increased by $3,000,000, or more or less, contingent upon the achievement of certain revenue and operating objectives over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of SSI from the effective acquisition date through December 31, 1998.

         ENVIROSAFE Effective November 1, 1998, the Company acquired all of the outstanding stock of Envirosafe Technical Cleaning, Inc., an Arizona corporation ("Envirosafe"), for an aggregate consideration of $2,500,000. The consideration included the issuance of 57,266 shares of common stock of the Company, representing an aggregate value of $500,000. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Envirosafe from the effective acquisition date through December 31, 1998.

         TEC Effective November 1, 1998, the Company purchased substantially all of the assets of Technological Environment Cleaning International Company ("TEC") for an aggregate consideration of $6,000,000. The consideration included the issuance of preferred stock of Pentagon, representing 8% of the equity of Pentagon. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of TEC from the effective acquisition date through December 31, 1998.

         SURESCO Effective November 1, 1998, the Company purchased substantially all of the assets of Suresco, Inc. ("Suresco") for an aggregate consideration of $1,375,000. The consideration included the issuance of 11,478 shares of common stock of the Company, representing an aggregate value of $100,000. The consideration also included the issuance of preferred stock of Pentagon, representing 2% of the equity of Pentagon. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Suresco from the effective acquisition date through December 31, 1998.

         DRYDEN Effective December 31, 1998, the Company acquired all of the outstanding stock of Dryden Engineering, Inc., a California corporation ("Dryden"), for an aggregate consideration of $3,325,000. The consideration included the issuance of preferred stock of Pentagon, representing 4% of the equity of Pentagon. The purchase price may be increased by $250,000 contingent upon the achievement of certain operating objectives over the six-month period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting.

         WTW Effective December 31, 1998, the Company purchased substantially all of the assets of WTW Systems, Inc. ("WTW") for an aggregate cash consideration of $1,265,000. The acquisition has been accounted for using the purchase method of accounting.

         The terms of certain of the Company's other acquisition agreements also provide for additional consideration to be paid based on the achievement of certain objectives. Such additional consideration is paid in cash, common stock of the Company, or a combination thereof, and is capitalized as goodwill. During the six months ended December 31, 1998, the Company paid additional consideration of $304,000. No common stock of the Company was issued in connection with this consideration.

NOTE 3.  INTANGIBLES

         Intangibles are summarized as follows:

                                                    DECEMBER 31,       JUNE 30,
                                                    ------------       --------
                                                       1998              1998
                                                    ------------       --------
                                                            (in thousands)
                   Goodwill                            $38,142          $15,115
                   Customer lists                        5,242               --
                   Patents                               1,334               --
                   Non-compete agreements                  364              399
                                                       =======          =======
                                                       $45,082          $15,514
                                                       =======          =======

         Accumulated amortization of intangibles as of December 31, 1998 and June 30, 1998 was $1,250,000 and $580,000, respectively.

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liability as of December 31, 1998 are related to the use of accelerated depreciation rates on property and equipment for tax purposes and the carryforward of tax adjustments related to the termination of Industrial's S Corporation status.

         The pro forma income taxes presented in the Consolidated Statements of Operations for the three and six months ended December 31, 1997 represent the estimated income taxes that would have been reported had Industrial been subject to federal and state income taxes for that period.

NOTE 5.  LONG-TERM DEBT

         Effective November 2, 1998, the Company entered into a new credit agreement with its principal banks (the "Credit Facility") to replace the previous credit agreement (the "Previous Credit Agreement"). The Previous Credit Agreement, as amended, provided the Company with $50,000,000 of available credit, of which $35,000,000 was available in the form of term notes. The Credit Facility provides the Company with $75,000,000 of revolving credit availability for a three-year period, subject to extension by the banks each year on the anniversary of the agreement. Under the terms of the Credit Facility, the entire $75,000,000 is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowing under the Credit Facility currently bears interest at the prime rate or, at the Company's option, the Eurodollar market rate plus 1.625%. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of net worth, certain levels of interest coverage and maintenance of a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of

December 31, 1998, $54,242,000 had been drawn against the Credit Facility. The Company also pays a commitment fee for unused portions of the Credit Facility of 0.35%.

NOTE 6.  EARNINGS PER SHARE

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

         The following table sets forth the computation of pro forma basic and diluted earnings per share (in thousands, except per share data):

                                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        DECEMBER 31,               DECEMBER 31,
                                                                   --------------------        ------------------
                                                                    1998          1997          1998        1997
                                                                   -------       ------        ------      ------
                  Numerator for basic earnings per share - pro
                    forma net income (loss)                        $ 2,267       $ (438)       $3,866      $1,050
                     Effect of assumed exercise of equity
                       interest in Pentagon (Note 7)                     7           --             7          --
                                                                   -------       ------        ------      ------

                  Numerator for diluted earnings per share -
                    pro forma net income (loss) after assumed
                    conversions                                    $ 2,260       $ (438)       $3,859      $1,050
                                                                   =======       ======        ======      ======

                  Denominator for basic earnings per share -
                    weighted average common shares                  10,757        7,531        10,683       6,866
                     Effect of dilutive securities:
                       Dilutive employee stock options                 668           --           679         684
                       Preferred stock of Pentagon (Note 7)             27           --            27          --
                                                                   -------       ------        ------      ------
                     Dilutive potential common shares                  695           --           706         684

                  Denominator for diluted earnings per share -
                    adjusted weighted average common shares and
                    assumed conversions                             11,452        7,531        11,389       7,550
                                                                   -------       ------        ------      ------

                  Pro forma net income (loss) per share              $0.21       $(0.06)        $0.36       $0.15
                                                                   -------       ------        ------      ------

                  Pro forma net income (loss) per share,
                     assuming dilution                               $0.20       $(0.06)        $0.34       $0.14
                                                                   =======       ======        ======      ======


NOTE 7.  EQUITY INTERESTS IN PENTAGON

         Preferred stock of Pentagon was issued in connection with certain of its recent acquisitions. The Pentagon Series A Preferred Stock pays dividends only when and if declared by the Board of Directors of Pentagon and is convertible into shares of Common Stock of Pentagon immediately prior to an initial public offering of, or sale of all or substantially all the stock or assets of, Pentagon. The shares of preferred stock may be sold or transferred to a third party only subject to a right of first refusal on the part of Pentagon. The holders of preferred stock have the right, commencing three years after issuance of the preferred stock, to sell shares of preferred stock to Pentagon or the Company at a purchase price based on the earnings before interest, taxes, depreciation and amortization times a multiple based on certain trading multiples of the Company or an assumed multiple of Pentagon. The amount of preferred stock of Pentagon to be purchased by the Company or Pentagon will be determined by the Board of Directors annually. The purchase price will be paid in common stock of the Company, or at the option of the Company, in cash.

         In addition to preferred stock, Pentagon has issued a common stock option to its Chief Executive Officer representing a 9% equity interest in Pentagon upon exercise.

NOTE 8.  SUBSEQUENT EVENTS

         In January 1999, the Company acquired substantially all of the assets of Biocon, a division of Performance Solutions-Biocon, LLC. The purchase price, paid through a combination of cash and preferred stock of Pentagon, represented an aggregate of approximately $2,125,000.

         In February 1999, the Company acquired substantially all of the assets of Mid-Ohio Industrial Services, Inc. ("Mid-Ohio"). The purchase price, paid in cash, represented an aggregate of approximately $2,600,000.

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

OVERVIEW

         In fiscal 1998, the Company completed the acquisitions of four companies, ESI International, the Vinewood Companies, Straightline Optical Service and Maintenance Concepts (collectively, the "fiscal 1998 acquisitions"). During the six months ended December 31, 1998 ("six month fiscal 1999 period"), the Company completed the acquisitions of eight companies, TMI, Gauthier, SSI, Envirosafe, TEC, Suresco, Dryden and WTW (collectively, the "fiscal 1999 acquisitions"). See Note 2 to the Consolidated Financial Statements. Collectively, the fiscal 1999 and 1998 acquisitions contributed $10.2 million and $17.3 million of revenues in the three months ended December 31, 1998 ("fiscal 1999 quarter") and the six month fiscal 1999 period, respectively.

         On December 1, 1997, the registration statement related to the Company's initial public offering of its common stock (the "Offering") was declared effective by the Securities and Exchange Commission and its stock began trading on the NASDAQ national market system on December 2, 1997. During the three month period ended December 31, 1997, numerous events occurred and certain transactions were recorded that were directly related to the Offering and affect the comparability of the results of operations for the Company for the three and six month periods ended December 31, 1998 to the same periods in the prior year. For purposes of this MD&A, adjusted pro forma results of operations for the three and six months ended December 31, 1997 are being utilized. Adjusted pro forma information for each of the quarters in fiscal 1998 is described in the Company's Annual Report and its Prospectus dated December 2, 1997, filed in connection with the Company's Registration Statement on Form S-1 (File number 333-36887).

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, consolidated statement of income data as a percentage of revenues for actual results for the three and six months ended December 31, 1998 and adjusted pro forma results for the same periods of the prior year:

                                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                          DECEMBER 31,               DECEMBER 31,
                                                                       ------------------         ------------------
                                                                        1998        1997           1998         1997
                                                                       ------      ------         ------       ------
         Revenues                                                       100.0%      100.0%         100.0%      100.0%
         Costs and expenses:
            Cost of services                                             66.9        67.4           66.9        66.6
            Selling, general and administrative expenses                 16.9        17.6           17.4        17.1
            Depreciation and amortization                                 4.1         3.6            4.3         3.7
                                                                        -----       -----          -----       -----
            Total costs and expenses                                     88.0        88.6           88.5        87.3
                                                                        -----       -----          -----       -----
         Income from operations                                          12.0        11.4           11.5        12.7
         Interest expense, net                                            2.0          --            1.9          --
                                                                        -----       -----          -----       -----
         Income before taxes                                             10.0        11.4            9.6        12.7
         Provision for income taxes                                       4.1         4.6            3.9         5.0
                                                                        -----       -----          -----       -----

         Net income                                                       5.9%        6.9%           5.7%        7.6%
                                                                        =====       =====          =====       =====

     THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

         Basis of Presentation. Management's analysis of the fiscal 1999 quarter compared to the three months ended December 31, 1997 ("fiscal 1998 quarter") utilizes adjusted pro forma information for the fiscal 1998 quarter.

         Revenues. Revenues increased by $14.3 million, or 59.5%, to $38.4 million for the fiscal 1999 quarter from $24.1 million for the fiscal 1998 quarter. This increase was primarily the result of the twelve acquisitions that were completed since October 1, 1997, which contributed an aggregate of $10.2 million of revenues. The internal rate of growth in revenues in the fiscal 1999 quarter was 17.3%.

         Cost of Services. Cost of services increased by $9.5 million, or 58.2%, to $25.7 million for the fiscal 1999 quarter from $16.2 million for the fiscal 1998 quarter. Cost of services as a percentage of revenues decreased to 66.9% for the fiscal 1999 quarter from 67.4% for the fiscal 1998 quarter. The decrease in cost of services as a percentage of revenues is primarily due to improved operating efficiency in the Company's filtration management service line. Additionally, the Company's container cleaning service line became more cost efficient by better utilization of its Chesterfield, MI facility.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.3 million, or 53.9%, to $6.5 million for the fiscal 1999 quarter from $4.2 million for the fiscal 1998 quarter. Selling, general and administrative expenses decreased as a percentage of revenues to 16.9% for the fiscal 1999 quarter from 17.6% for the fiscal 1998 quarter. The increase in selling, general and administrative expenses is primarily due to the overhead costs assumed in the twelve acquisitions noted above, costs associated with the Company's status as a public company and other investments in the Company's infrastructure to support overall growth.

         Depreciation and Amortization. Depreciation and amortization increased by $737,000, or 86.1%, to $1.6 million for the fiscal 1999 quarter from $856,000 for the fiscal 1998 quarter. Depreciation and amortization increased as a percentage of revenues to 4.1% for the fiscal 1999 quarter from 3.6% for the fiscal 1998 quarter. This increase is a result of additional capital expenditures related to the Company's growth and additional goodwill and other intangible assets arising out of the twelve acquisitions noted above.

         Income from Operations. Income from operations increased $1.9 million, or 67.8%, to $4.6 million for the fiscal 1999 quarter from $2.8 million for the fiscal 1998 quarter. Income from operations increased as a percentage of revenues to 12.0% for the fiscal 1999 quarter from 11.4% for the fiscal 1998 quarter. The increase in income from operations and operating margin are due to the factors discussed above.

         Interest Expense, net. Immediately following the Offering, the Company had no borrowings under the Previous Credit Agreement with its banks. For this reason, interest expense has been eliminated in the adjusted pro forma information for the fiscal 1998 quarter to give effect as if the repayment of the Company's debt obligations from the proceeds of the Offering had occurred as of the beginning of the period. Reported interest expense in the fiscal 1999 quarter is the result of new borrowings subsequent to the Offering, primarily resulting from the twelve acquisitions noted above.

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

         Net Income and Net Income per Share. Net income increased $614,000, or 37.1%, to $2.3 million for the fiscal 1999 quarter from $1.7 million for the fiscal 1998 quarter. Assuming dilution, net income per share increased to $0.20 for the fiscal 1999 quarter from $0.15 for the fiscal 1998 quarter. These increases are due to the factors discussed above. Weighted average common shares outstanding used in the calculation of net income per share for the fiscal 1998 quarter assumes that the Offering and repurchase of minority interests had occurred at the beginning of the period.

     SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1997

         Basis of Presentation. Management's analysis of the six month fiscal 1999 period compared to the six months ended December 31, 1997 ("six month fiscal 1998 period") utilizes adjusted pro forma information for the six month fiscal 1998 period.

         Revenues. Revenues increased by $22.4 million, or 48.9%, to $68.3 million for the six month fiscal 1999 period from $45.8 million for the six month fiscal 1998 period. This increase was primarily the result of the twelve acquisitions that were completed since October 1, 1997, which contributed an aggregate of $17.3 million of revenues. Despite the impact of the General Motors strike, the internal rate of growth in revenues in the six month fiscal 1999 period was 11.2%.

         Cost of Services. Cost of services increased by $15.1 million, or 49.6%, to $45.6 million for the six month fiscal 1999 period from $30.5 million for the six month fiscal 1998 period. Cost of services as a percentage of revenues increased to 66.9% for the six month fiscal 1999 period from 66.6% for the six month fiscal 1998 period. The increase in cost of services as a percentage of revenues is the result of the loss of revenues related to the General Motors strike offset by the improved operating efficiencies at the Company's filtration management and container cleaning service lines.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.0 million, or 51.6%, to $11.9 million for the six month fiscal 1999 period from $7.8 million for the six month fiscal 1998 period. Selling, general and administrative expenses increased as a percentage of revenues to 17.4% for the six month fiscal 1999 period from 17.1% for the six month fiscal 1998 period. The increase in selling, general and administrative expenses is primarily due to the overhead costs assumed in the twelve acquisitions noted above, costs associated with the Company's status as a public company and other investments in the Company's infrastructure to support overall growth.

         Depreciation and Amortization. Depreciation and amortization increased by $1.2 million, or 72.8%, to $2.9 million for the six month fiscal 1999 period from $1.7 million for the six month fiscal 1998 period. Depreciation and amortization increased as a percentage of revenues to 4.3% for the six month fiscal 1999 period from 3.7% for the six month fiscal 1998 period. This increase is a result of additional capital expenditures related to the Company's growth and additional goodwill and other intangible assets arising out of the twelve acquisitions noted above.

         Income from Operations. Income from operations increased $2.0 million, or 34.5%, to $7.8 million for the six month fiscal 1999 period from $5.8 million for the six month fiscal 1998 period. Income from operations decreased as a percentage of revenues to 11.5% for the six month fiscal 1999 period from 12.7% for the six month fiscal 1998 period. The increase in income from operations and the decrease in operating margin are due to the factors discussed above.

         Interest Expense, net. Immediately following the Offering, the Company had no borrowings under the Previous Credit Agreement with its banks. For this reason, interest expense has been eliminated in the adjusted pro forma information for the six month fiscal 1998 period to give effect as if the repayment of the Company's debt obligations from the proceeds of the Offering had occurred as of the beginning of the period. Reported interest expense in the six month fiscal 1999 period is the result of new borrowings subsequent to the Offering, primarily resulting from the twelve acquisitions noted above.

         Provision for Income Taxes. Prior to October 31, 1997, Industrial was an S Corporation for income tax purposes and did not record a provision for federal and certain state income taxes. The provision for income taxes in the adjusted pro forma information for the six month fiscal 1998 period reflects an effective rate of 40%. The provision for income taxes for the six month fiscal 1999 period reflects an effective rate of 41%.

         Net Income and Net Income per Share. Net income increased $365,000, or 10.4%, to $3.9 million for the six month fiscal 1999 period from $3.5 million for the six month fiscal 1998 period. Assuming dilution, net income per share increased to $0.34 for the six month fiscal 1999 period from $0.33 for the six month fiscal 1998 period. These increases are due to the factors discussed above. Weighted average common shares outstanding used in the calculation of net income per share for the six month fiscal 1998 period assumes that the Offering and repurchase of minority interests had occurred at the beginning of the period.


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


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, the Company had cash and cash equivalents of $165,000 and working capital of $24.0 million. During the six month fiscal 1999 period, the Company used $2.9 million in operating activities and made capital investments of $6.4 million.

         In the six month fiscal 1999 period, the Company completed eight acquisitions that required an aggregate of $24.6 million in cash and the issuance of 272,298 shares of the Company's common stock.

         Prior to November 2, 1998, the Company operated under the Previous Credit Agreement with its principal banks, which, as amended, provided the Company with $50.0 million of credit availability. Effective November 2, 1998, the Company entered into the Credit Facility to replace the Previous Credit Agreement. This Credit Facility provides the Company with $75.0 million of revolving credit availability for a three-year period, subject to extension by the banks each year on the anniversary of the agreement. Under the terms of the Credit Facility, the entire $75.0 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowing under the Credit Facility is at rates, based on the prime or Eurodollar rate, that the Company believes to be very favorable. Availability of borrowing is subject to the maintenance of a minimum level of net worth, certain levels of interest coverage and maintenance of a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization that the Company believes will not affect the availability of borrowings under the Credit Facility. As of December 31, 1998, $54.2 million had been drawn on the Credit Facility

         In January 1999, the Company completed the acquisition of a sixth cleanroom services company, Biocon, which provides technical services to cleanroom environments. The purchase price, paid through a combination of cash and preferred stock of Pentagon, was an aggregate of approximately $2.1 million. In February 1999, the Company completed the acquisition of Mid-Ohio which provides industrial cleaning and maintenance services in southwest Ohio. The purchase price, paid in cash, was an aggregate of approximately $2.6 million.

         The Company intends to continue its strategy of complementing its internal growth and to expand its service offerings through acquisitions. In the six month fiscal 1999 period, the Company completed eight acquisitions that utilized $24.6 million of cash, and following that period, the Company completed two additional acquisitions, which utilized $4.7 million in cash. Subsequent to these acquisitions, the total amount outstanding under the Credit Facility was $58.9 million. Although the Company continues to explore acquisition alternatives, the Company currently has no agreements in principle to purchase any other companies that may require the utilization of borrowings under the Credit Facility.

         The Company believes that cash on hand as of December 31, 1998, cash flow from operations and available borrowings under the Credit Facility will be sufficient to fund its currently planned capital projects and operations for at least the next 24 months. However, as a result of its anticipated growth, the Company has, from time to time, explored the availability of raising additional capital with its banks and other advisors. The Company believes that such additional capital will be available to support its anticipated growth.


YEAR 2000 ISSUE

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize a date using "00" as the year 1900 rather than the year 2000. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

         The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Major areas of potential business impact have been identified and initial conversion efforts are underway. The Company is also addressing this risk with its suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 conversion. The Company's main operating and financial system became year 2000 compliant effective with the recent normal software upgrade completed in December 1997. The cost of achieving year 2000 compliance for the remaining systems is estimated to be less than $100,000 over the cost of normal software upgrades and replacements and will be incurred through the end of the fourth quarter of fiscal 1999, at which time the Company expects that all of its financial and operating systems will be year 2000 compliant.

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

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

             (a)   Not Applicable.

             (b)      Not Applicable.

             (c) On November 3, 1998, in connection with, and as partial consideration for, the acquisition of Envirosafe, the Company issued an aggregate of 57,266 shares of its common stock to the owners of Envirosafe. The issuance of the shares of common stock pursuant to the Envirosafe Agreement was pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

                      On November 4, 1998, in connection with, and as partial consideration for, the acquisition of Suresco, the Company issued 11,478 shares of its common stock to Suresco. The issuance of the shares of common stock pursuant to the Suresco Agreement was pursuant to Section 4(2) of the Act.

                      In connection with, and as partial consideration for, the acquisitions of SSI, TEC and Suresco and Dryden, Pentagon issued an aggregate of 300 shares of preferred stock on November 3, 1998, November 4, 1998 and December 23, 1998, respectively, to shareholders of such companies. The issuance of shares of preferred stock was pursuant to Section 4(2) of the Act.

             (d)      Not Applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

             Not Applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             (a) The Company held its annual meeting of the shareholders on November 11, 1998.

             (b) Each of the following nominees for election the Board of Directors of the Company were elected by the shareholders who were present or represented by proxy: Monte R. Black, Ira O. Kane, Pete A. Klisares, Gerald Nilsson-Weiskott, Robert E. Oyster, Timothy A. Walsh and Scott N. Whitlock.

             (c) Of the 8,822,480 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which the authority to vote in the election was withheld, were as follows with respect to each director nominee:


                                                              VOTES FOR ELECTION OF        AUTHORITY TO VOTE
                                           NAME                      DIRECTOR                   WITHHELD
                                 --------------------------   ---------------------        -----------------
                                 Monte R. Black                     8,819,630                    2,850

                                 Ira O. Kane                        8,819,630                    2,850

                                 Pete A. Klisares                   8,818,630                    3,850

                                 Gerald Nilsson-Weiskott            8,818,430                    4,050

                                 Robert E. Oyster                   8,819,830                    2,650

                                 Timothy A. Walsh                   8,818,430                    4,050

                                 Scott N. Whitlock                  8,819,830                    2,650


                      The shareholders were also asked to consider and vote upon a proposal to approve the adoption of an amendment to the Company's 1997 Stock Option Plan (the "1997 Plan") to increase the aggregate number of shares of Common Stock that may be sold upon the exercise of stock options granted under the 1997 Plan from 700,000 to 1,200,000. Of the 8,822,480 shares present in person or represented by proxy at the meeting, 7,791,614 shares were voted for the proposal, 981,205 shares were voted against the proposal and 49,661 shares abstained from voting with respect to the proposal.

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

                    4 Revolving Credit Loan Agreement, dated as of November 2, 1998, among the Company and its subsidiaries and affiliates, Bank One, NA and National City Bank of Columbus (filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).

                   10 Amended and Restated 1997 Stock Option Plan of the Company.

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

                                 MPW INDUSTRIAL SERVICES GROUP, INC.,
                                 an Ohio corporation


Dated:   February 16, 1999       By: /s/ Daniel P. Buettin
      ----------------------        --------------------------------
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

       4 Revolving Credit Loan Agreement, dated as of November 2, 1998, among the Company and its subsidiaries and affiliates, Bank One, NA and National City Bank of Columbus (filed as
                  Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).

      10          Amended and Restated 1997 Stock Option Plan of the Company.

      27          Financial Data Schedule.