Form 10-Q
period 1999-03-31
MPW INDUSTRIAL SERVICES GROUP INC
filed 1999-05-14
CIK 1047098

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES ACT OF 1934

For quarterly period ended March 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

Commission File Number:  0-23335

                       MPW INDUSTRIAL SERVICES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Ohio                                       31-1567260
     -------------------------------                     ------------------
     (State or other jurisdiction of                      (I.R.S. employer
      incorporation or organization)                     identification no.)

  9711 Lancaster Road, S.E., Hebron, Ohio                       43025
 ----------------------------------------                     ----------
 (Address of principal executive offices)                     (Zip code)


                                 (740) 927-8790
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

    As of April 30, 1999, 10,784,945 shares of the issuer's common stock, without par value, were outstanding.


================================================================================

                                            MPW INDUSTRIAL SERVICES GROUP, INC.

                                                           INDEX
PART I.    FINANCIAL INFORMATION                                                                     PAGE
--------------------------------                                                                     ----
Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 1999 (unaudited) and June 30, 1998...............3

           Consolidated Statements of Income for the three and nine months ended March 31,
           1999 and 1998 (unaudited)....................................................................4

           Consolidated Statements of Cash Flows for the nine months ended March 31, 1999 and 1998 (unaudited).........................................................................5

           Notes to Consolidated Financial Statements (unaudited).......................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..................................15


PART II.   OTHER INFORMATION
----------------------------

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

Item 4.    Submission of Matters to a Vote of Security Holders.........................................16

Item 5.    Other Information...........................................................................16

Item 6.    Exhibits and Reports on Form 8-K............................................................16


SIGNATURES ............................................................................................17

EXHIBIT INDEX .........................................................................................18

                                                PART I. -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                                                MPW INDUSTRIAL SERVICES GROUP, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                 (in thousands, except share data)

                                                                                               MARCH 31,          JUNE 30,
                                                                                                  1999              1998
                                                                                                --------          --------
                                                                                              (UNAUDITED)
                                            ASSETS
Current assets:
   Cash and cash equivalents                                                                    $    251          $    507
   Accounts receivable, net of allowances                                                         34,532            19,386
   Inventories                                                                                     8,175             4,959
   Deferred income taxes                                                                           1,624             1,439
   Prepaid expenses                                                                                1,427             1,178
   Other current assets                                                                            1,035               351
                                                                                                --------          --------
                                                                                                  47,044            27,820

Property and equipment, net                                                                       39,065            28,593

Noncurrent assets:
   Intangibles                                                                                    49,370            15,514
   Other assets                                                                                      396               440
                                                                                                --------          --------

Total assets                                                                                    $135,875          $ 72,367
                                                                                                ========          ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                             $  8,388          $  6,279
   Accrued compensation and related taxes                                                          4,259             3,729
   Current maturities of noncurrent liabilities                                                      694             2,615
   Other accrued liabilities                                                                       8,231             3,768
                                                                                                --------          --------
                                                                                                  21,572            16,391
Noncurrent liabilities:
   Long-term debt                                                                                 63,599            14,296
   Deferred income taxes                                                                           1,624             1,192
   Other                                                                                             448               767
                                                                                                --------          --------
                                                                                                  65,671            16,255

Minority interest                                                                                  1,275                --

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued and outstanding                                                                 --                --
   Common stock, no par value; 30,000,000 shares authorized; 10,784,945 and 10,496,647
     shares issued and outstanding at March 31, 1999 and June 30, 1998, respectively                 108               105
   Additional paid-in capital                                                                     40,531            37,591
   Retained earnings                                                                               6,718             2,025
                                                                                                --------          --------
                                                                                                  47,357            39,721
                                                                                                ========          ========

Total liabilities and shareholders' equity                                                      $135,875          $ 72,367
                                                                                                ========          ========

The accompanying notes are an integral part of these consolidated financial statements.


                                                MPW INDUSTRIAL SERVICES GROUP, INC.
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                               (in thousands, except per share data)

                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              MARCH 31,                   MARCH 31,
                                                                       ---------------------       ----------------------
                                                                         1999          1998          1999          1998
                                                                       -------       -------       -------        -------
                                                                              (UNAUDITED)                (UNAUDITED)
Revenues                                                               $38,147       $21,021       $106,398       $66,855

Costs and expenses:
   Cost of services                                                     26,161        14,759         71,808        45,267
   Selling, general and administrative expenses                          7,572         4,024         19,424        11,785
   Depreciation and amortization                                         1,950           831          4,882         2,561
   Deferred stock option compensation                                       --            --             --         3,415
                                                                       -------       -------       --------       -------
   Total costs and expenses                                             35,683        19,614         96,114        63,028
                                                                       -------       -------       --------       -------

Income from operations                                                   2,464         1,407         10,284         3,827
Interest expense, net                                                    1,064            86          2,333           637
Minority earnings                                                           --            --             --           119
                                                                       -------       -------       --------       -------
Income before taxes                                                      1,400         1,321          7,951         3,071
Provision (benefit) for income taxes                                       574           528          3,259          (741)
                                                                       -------       -------       --------       -------

Net income                                                             $   826       $   793       $  4,692       $ 3,812
                                                                       =======       =======       ========       =======

Pro forma information:

   Historical income before taxes                                      $ 1,400       $ 1,321       $  7,951       $ 3,071

   Pro forma taxes on income                                               574           528          3,259         1,228
                                                                       -------       -------       --------       -------

   Pro forma net income                                                $   826       $   793       $  4,692       $ 1,843
                                                                       =======       =======       ========       =======

   Pro forma net income per share                                      $  0.08       $  0.08       $   0.44       $  0.23
                                                                       =======       =======       ========       =======

   Pro forma net income per share, assuming dilution                   $  0.07       $  0.07       $   0.41       $  0.21
                                                                       =======       =======       ========       =======

   Weighted average common shares outstanding                           10,785        10,308         10,717         7,996
   Weighted average common shares outstanding, assuming dilution        11,501        10,996         11,488         8,680



The accompanying notes are an integral part of these consolidated financial statements.

                                            MPW INDUSTRIAL SERVICES GROUP, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (in thousands)

                                                                                                      NINE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                   -----------------------
                                                                                                    1999            1998
                                                                                                  --------        --------
                                                                                                        (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                                        $  4,692        $  3,812
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation                                                                                      3,627           2,338
   Amortization                                                                                      1,255             223
   (Gain) loss on disposals of assets                                                                  176            (224)
   Minority interest                                                                                    --             119
   Deferred stock option compensation                                                                   --           3,415
   Change in deferred income taxes                                                                     247            (907)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                            (9,710)         (1,265)
     Inventories                                                                                      (823)             25
     Prepaid expenses and other assets                                                              (2,144)            245
     Accounts payable                                                                                  217             (80)
     Other accrued liabilities                                                                         141          (2,256)
                                                                                                  --------        --------
Net cash provided by (used in) operating activities                                                 (2,322)          5,445

CASH FLOW USED IN INVESTING ACTIVITIES:
Purchases of property and equipment                                                                (11,021)         (4,855)
Purchase of businesses, net of acquired cash                                                       (29,246)         (3,077)
Proceeds from the disposal of property and equipment                                                   257              79
                                                                                                  --------        --------
Net cash used in investing activities                                                              (40,010)         (7,853)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                                             62          32,109
Proceeds from revolving credit facility                                                             96,484          17,955
Payments on revolving credit facility                                                              (38,282)        (24,484)
Proceeds from notes payable                                                                          6,804           3,000
Payments on notes payable                                                                          (22,901)         (9,421)
Payments on AAA Notes                                                                                   --         (13,400)
Payments on capital lease obligations                                                                  (91)            (27)
Proceeds from capital contributions                                                                     --             233
Distributions to shareholders                                                                           --          (1,242)
                                                                                                  --------        --------
Net cash provided by financing activities                                                           42,076           4,723
                                                                                                  --------        --------
Increase (decrease) in cash and cash equivalents                                                      (256)          2,315
Cash and cash equivalents at beginning of year                                                         507             489
                                                                                                  ========        ========

Cash and cash equivalents at end of period                                                        $    251        $  2,804
                                                                                                  ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS MPW Industrial Services Group, Inc. and its subsidiaries (the "Company") provide technically-based services, including industrial cleaning and facility maintenance, industrial filtration management, cleanroom cleaning and related services, industrial container cleaning and industrial process water purification. Such services are primarily provided at customer facilities. The Company serves customers in numerous industries including automotive, electric power, pulp and paper, chemical, steel, transportation, semiconductor, microelectronics and pharmaceutical. The Company provides services primarily throughout the United States, Mexico and Canada.

         From November 1998 through January 1999, the Company entered into a new service line effective with its acquisitions of six technical cleanroom cleaning and related services companies (see Note 2 below for further information about the individual acquisitions). These six acquisitions were made by a newly-created, wholly-owned subsidiary of the Company, Pentagon Technologies Group, Inc. ("Pentagon").

         The accompanying unaudited consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries, including Aquatech Environmental, Inc. ("Aquatech"), which was 70% owned by the Company until December 5, 1997, at which time the Company purchased the remaining minority shareholders' interests of Aquatech, and it became wholly-owned. The minority shareholders' interests in the equity and net income of Aquatech are presented separately in the accompanying unaudited consolidated financial statements for the nine months ended March 31, 1998. All material intercompany transactions and balances have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended March 31, 1999 and 1998, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (the "Annual Report"). The results of operations for the three and nine months ended March 31, 1999 and 1998 are not necessarily indicative of the results for the full year (see Note 8 for further information regarding fluctuations in quarterly results).

         USE OF ESTIMATES The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

         RECLASSIFICATIONS Certain amounts presented as of June 30, 1998 have been reclassified to conform to the March 31, 1999 presentation.

NOTE 2.  ACQUISITIONS

         TANK MANAGEMENT Effective August 1, 1998, the Company purchased substantially all of the assets of Tank Management, Inc. ("Tank Management") for an aggregate consideration of $5,750,000. The consideration included the issuance of 114,318 shares of common stock of the Company, representing an aggregate value of $1,250,000. The purchase price may be increased upon the achievement of certain new customer sales objectives for the Tank Management facility over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Tank Management from the effective acquisition date through March 31, 1999.

         GAUTHIER ENTERPRISES Effective August 1, 1998, the Company acquired all of the outstanding stock of Gauthier Enterprises, Inc., a Michigan corporation ("Gauthier Enterprises"), for an aggregate consideration of $3,000,000. The consideration included the issuance of 89,236 shares of common stock of the Company, representing an aggregate value of

$1,000,000. The purchase price may be increased by $3,000,000, or more or less, contingent upon the achievement of certain revenue and operating objectives over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Gauthier Enterprises from the effective acquisition date through March 31, 1999.

         SUPPORT SYSTEMS Effective November 1, 1998, the Company acquired all of the outstanding stock of Support Systems, Inc., a New York corporation ("Support Systems"), for an aggregate consideration of $6,011,000. The consideration included the issuance of preferred stock of Pentagon, representing 2% of the equity of Pentagon. The purchase price may be increased by $3,000,000, or more or less, contingent upon the achievement of certain revenue and operating objectives over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Support Systems from the effective acquisition date through March 31, 1999.

         ENVIROSAFE Effective November 1, 1998, the Company acquired all of the outstanding stock of Envirosafe Technical Cleaning, Inc., an Arizona corporation ("Envirosafe"), for an aggregate consideration of $2,500,000. The consideration included the issuance of 57,266 shares of common stock of the Company, representing an aggregate value of $500,000. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Envirosafe from the effective acquisition date through March 31, 1999.

         TEC INTERNATIONAL Effective November 1, 1998, the Company purchased substantially all of the assets of Technological Environment Cleaning International Company ("TEC International") for an aggregate consideration of $6,000,000. The consideration included the issuance of preferred stock of Pentagon, representing 8% of the equity of Pentagon. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of TEC International from the effective acquisition date through March 31, 1999.

         SURESCO Effective November 1, 1998, the Company purchased substantially all of the assets of Suresco, Inc. ("Suresco") for an aggregate consideration of $1,375,000. The consideration included the issuance of 11,478 shares of common stock of the Company, representing an aggregate value of $100,000. The consideration also included the issuance of preferred stock of Pentagon, representing 2% of the equity of Pentagon. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Suresco from the effective acquisition date through March 31, 1999.

         DRYDEN ENGINEERING Effective December 31, 1998, the Company acquired all of the outstanding stock of Dryden Engineering, Inc., a California corporation ("Dryden Engineering"), for an aggregate consideration of $3,325,000. The consideration included the issuance of preferred stock of Pentagon, representing 4% of the equity of Pentagon. The purchase price may be increased by $250,000 contingent upon the achievement of certain operating objectives over the six-month period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Dryden Engineering from the effective acquisition date through March 31, 1999.

         WTW SYSTEMS Effective December 31, 1998, the Company purchased substantially all of the assets of WTW Systems, Inc. ("WTW Systems") for an aggregate consideration of $1,283,000. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of WTW Systems from the effective acquisition date through March 31, 1999.

         BIOCON Effective January 1, 1999, the Company purchased substantially all of the assets of Biocon, a division of Performance Solutions-Biocon, LLC for an aggregate consideration of $2,366,000. The consideration included the issuance of preferred stock of Pentagon, representing 1% of the equity of Pentagon. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Biocon from the effective acquisition date through March 31, 1999.

         MID-OHIO INDUSTRIAL Effective February 1, 1999, the Company purchased substantially all of the assets of Mid-Ohio Industrial Services, Inc. ("Mid-Ohio Industrial") for an aggregate cash consideration of $2,550,000. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Mid-Ohio Industrial from the effective acquisition date through March 31, 1999.

         The terms of certain of the Company's other acquisition agreements also provide for additional consideration to be paid based on the achievement of certain objectives. Such additional consideration will be paid in cash, common stock of the Company, or a combination thereof, and is capitalized as goodwill or an other intangible asset. During the nine months ended March 31, 1999, the Company paid additional consideration of $408,000 and did not issue any of its common stock.

NOTE 3.  INTANGIBLES

         Intangibles are summarized as follows:

                                                                           MARCH 31,     JUNE 30,
                                                                             1999          1998
                                                                           ---------     --------
                                                                               (in thousands)
                   Goodwill                                                 $40,582      $15,115
                   Customer lists                                             7,073           --
                   Patents                                                    1,299           --
                   Non-compete agreements                                       416          399
                                                                            -------      -------
                                                                            $49,370      $15,514
                                                                            =======      =======

         Accumulated amortization of intangibles as of March 31, 1999 and June 30, 1998 was $1,835,000 and $580,000, respectively.

NOTE 4.  LONG-TERM DEBT

         Effective November 2, 1998, the Company entered into a new credit agreement with its principal banks (the "Credit Facility") to replace its previous credit agreement (the "Previous Credit Agreement"). The Previous Credit Agreement, as amended, provided the Company with $50,000,000 of available credit, of which $35,000,000 was available in the form of term notes. The Credit Facility provides the Company with $75,000,000 of revolving credit availability for a three-year period, subject to extension by the banks each year on the anniversary of the agreement. Under the terms of the Credit Facility, the entire $75,000,000 is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowing under the Credit Facility is at rates, based on the prime or Eurodollar rate, that the Company believes to be very favorable. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of net worth, certain levels of interest coverage and maintenance of a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of March 31, 1999, $62,579,000 had been drawn against the Credit Facility. The Company also pays a commitment fee for unused portions of the Credit Facility of 0.35%.

NOTE 5.  EARNINGS PER SHARE

         The following table sets forth the computation of pro forma basic and diluted earnings per share (in thousands, except per share data):

                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    MARCH 31,                      MARCH 31,
                                                              --------------------           ----------------------
                                                               1999          1998              1999         1998
                                                             -------       -------           -------       -------
         Numerator for basic earnings per share - pro
           forma net income                                  $   826       $   793           $ 4,692       $ 1,843
            Effect of assumed exercise of equity
              interest in Pentagon (Note 6)                       --            --                --            --
                                                             -------       -------           -------       -------

         Numerator for diluted earnings per share -
           pro forma net income after assumed
           conversions                                       $   826       $   793           $ 4,692       $ 1,843
                                                             =======       =======           =======       =======

         Denominator for basic earnings per share -
           weighted average common shares                     10,785        10,308            10,717         7,996
            Effect of dilutive securities:
              Dilutive employee stock options                    673           688               675           684
              Preferred stock of Pentagon (Note 6)                43            --                96            --
                                                             -------       -------           -------       -------
            Dilutive potential common shares                     716           688               771           684

         Denominator for diluted earnings per share -
           adjusted weighted average common shares and
           assumed conversions                                11,501        10,996            11,488         8,680
                                                             =======       =======           =======       =======

         Pro forma net income per share                      $  0.08       $  0.08           $  0.44       $  0.23
                                                             =======       =======           =======       =======

         Pro forma net income per share, assuming
            dilution                                         $  0.07       $  0.07           $  0.41       $  0.21
                                                             =======       =======           =======       =======

NOTE 6.  EQUITY INTERESTS IN PENTAGON

         Preferred stock of Pentagon was issued in connection with certain of the Company's recent acquisitions. The Pentagon Series A Preferred Stock pays dividends only when and if declared by the Board of Directors of Pentagon and is convertible into shares of Common Stock of Pentagon immediately prior to an initial public offering of, or sale of all or substantially all the stock or assets of, Pentagon. The shares of preferred stock may be sold or transferred to a third party only subject to a right of first refusal on the part of Pentagon. The holders of preferred stock have the right, commencing three years after issuance of the preferred stock, to sell shares of preferred stock to Pentagon or the Company at a purchase price equal to Pentagon's earnings before interest, taxes, depreciation and amortization times a multiple based on certain trading multiples of the Company or an assumed multiple of Pentagon. The amount of preferred stock of Pentagon to be purchased by the Company or Pentagon will be determined by the Board of Directors annually. The purchase price will be paid in common stock of the Company, or at the option of the Company, in cash.

         In addition to preferred stock, Pentagon has issued a common stock option to its Chief Executive Officer representing a 9% equity interest in Pentagon upon exercise.

NOTE 7.  SUBSEQUENT EVENTS

         In May 1999, the Company amended the Credit Facility with its principal banks to make available an additional $10,000,000 of revolving credit, for a total of $85,000,000. The additional $10,000,000 is subject to a grant to the banks, by the Company, of a security interest. This additional amount and interest thereon is subject to substantially the same terms and conditions as the original $75,000,000 as noted in Note 4 above.

NOTE 8. FLUCTUATIONS IN QUARTERLY RESULTS

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

OVERVIEW

         Since the end of our fiscal year on June 30, 1996, several events have occurred that affect the comparability of our results of operations from period to period. These event include:

         ACQUISITIONS Since October 1997, we have acquired fourteen businesses that represent an aggregate increase in our revenues of approximately $73.0 million. We agreed to pay an aggregate consideration for these businesses of approximately $62.0 million, which included cash, common stock, preferred stock of one of our subsidiaries and contingent consideration for future performance. We accounted for each of these acquisitions using the purchase method of accounting and each are included in our results of operations only from the date of acquisition.

         In fiscal 1999, we completed the acquisitions of ten companies, Tank Management, Gauthier Enterprises, Support Systems, Envirosafe, TEC International, Suresco, Dryden Engineering, WTW Systems, Biocon and Mid-Ohio Industrial. See Note 2 to the Consolidated Financial Statements. In fiscal 1998, we completed the acquisitions of four companies, ESI International, the Vinewood Companies, Straightline Optical Service and Maintenance Concepts.

         As a result of these acquisitions, we do not believe that our results of operations are necessarily comparable on a period to period basis. Our discussion of results of operations below should be read in conjunction with our Consolidated Financial Statements and related notes where each of these acquisitions has been described in more detail.

         INITIAL PUBLIC OFFERING On December 2, 1997, we completed our initial public offering. We issued 3,987,500 shares of our common stock in this offering, including the over-allotment option, at $9.00 per share. The net proceeds to us were $32.1 million. During the period in fiscal 1998 leading up to the offering and at the time of the offering, numerous events occurred and we recorded certain transactions directly related to the offering.

         Our discussion of results of operations below utilizes adjusted pro forma information in order to make each of the periods more comparable. Adjusted pro forma information eliminates the non-recurring events and gives consideration to other events related to our initial public offering. Adjusted pro forma information for each of the quarters in fiscal 1998 is described in our Annual Report for the year ended June 30, 1998 and in our Prospectus filed in connection with our initial public offering.

         UNUSUAL EVENTS IN FISCAL 1999 In late June 1998 and through July 1998, General Motors experienced a strike. The strike affected our operations primarily at our industrial filtration management and our industrial container cleaning service lines. The lost revenues and related loss of operating profit at these two service lines affected earnings per share by approximately $0.03.

         In March 1999, we experienced a fire at our Austin, Texas facility. This facility provided parts cleaning within the cleanroom services service line. The fire caused the facility, and most equipment within the facility, to be unusable. Much of the business from this facility has been temporarily transferred to our Hopewell Junction, New York facility. We have obtained a new site for the Austin facility and have begun construction on the facility and the procurement of equipment lost in the fire. In the three months ended March 31, 1999, we accrued $300,000 to cover the estimated expenses of the fire that are not covered by insurance. In addition, the lost revenues and related loss of operating profit at this facility affected earnings per share by approximately $0.01 in the three months ended March 31, 1999. We anticipate that the lost operating profit will continue to affect earnings per share by approximately $0.01 per month until the new facility is fully functional. We currently estimate that the new facility will become operational near the end of June 1999.

GENERAL

         We primarily derive our revenues from services under time and materials, fixed price and unit price contracts. We recognize revenues from time and materials type contracts based on performance and efforts expended. We record revenues from non-contract activities as we perform services or sell goods.

         Cost of services includes all direct labor, materials, subcontractor and other costs related to the performance of our services. Cost of services also includes all costs associated with our operating equipment, excluding depreciation and amortization.

         Selling, general and administrative expenses include management salaries, clerical and administrative overhead, professional services, costs associated with marketing and sales efforts and costs associated with our information systems.

         Depreciation and amortization consists of depreciation of operating equipment and amortization of capital leases and goodwill. Depreciation is calculated using the straight-line method over the estimated useful lives of property and equipment. We amortize capital leases on a straight-line basis over the lease term and goodwill and other intangibles on a straight-line basis over periods not exceeding 25 years.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, consolidated statement of income data as a percentage of revenues for actual results for the three and nine months ended March 31, 1999 and the three months ended March 31, 1998 as well as adjusted pro forma results for the nine months ended March 31, 1998:

                                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                            MARCH 31,                 MARCH 31,
                                                                       ------------------         ------------------
                                                                          1999       1998           1999        1998
                                                                         -----      -----          -----       -----
         Revenues                                                        100.0%     100.0%         100.0%      100.0%
         Costs and expenses:
            Cost of services                                              68.6       70.2           67.5        67.7
            Selling, general and administrative expenses                  19.8       19.1           18.3        17.7
            Depreciation and amortization                                  5.1        4.0            4.6         3.8
                                                                         -----      -----          -----       -----
            Total costs and expenses                                      93.5       93.3           90.3        89.2
                                                                         -----      -----          -----       -----
         Income from operations                                            6.5        6.7            9.7        10.8
         Interest expense, net                                             2.8        0.4            2.2         0.1
                                                                         -----      -----          -----       -----
         Income before taxes                                               3.7        6.3            7.5        10.7
         Provision for income taxes                                        1.5        2.5            3.1         4.2
                                                                         -----      -----          -----       -----

         Net income                                                        2.2%       3.8%           4.4%        6.4%
                                                                         =====      =====          =====       =====

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Basis of Presentation. Management's analysis of the three months ended March 31, 1999 ("fiscal 1999 quarter") compared to the three months ended March 31, 1998 ("fiscal 1998 quarter") utilizes actual, as reported information.

         Revenues. Revenues increased by $17.1 million, or 81.5%, to $38.1 million for the fiscal 1999 quarter from $21.0 million for the fiscal 1998 quarter. This increase was primarily the result of thirteen acquisitions that were completed since April 1, 1998, which contributed an aggregate of $13.7 million of revenues. The internal rate of growth in revenues in the fiscal 1999 quarter was 16.5%. Internal growth in revenues in our industrial filtration management service line for the fiscal 1999 quarter was 24.0%.

         Cost of Services. Cost of services increased by $11.4 million, or 77.3%, to $26.2 million for the fiscal 1999 quarter from $14.8 million for the fiscal 1998 quarter. Cost of services as a percentage of revenues decreased to 68.6% for the fiscal 1999 quarter from 70.2% for the fiscal 1998 quarter. The decrease in cost of services as a percentage of revenues is primarily due to improved operating efficiency in our filtration management and container cleaning service lines offset by the costs and loss of revenues related to the fire at our Austin, Texas facility.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.5 million, or 88.2%, to $7.6 million for the fiscal 1999 quarter from $4.0 million for the fiscal 1998 quarter. Selling, general and administrative expenses increased as a percentage of revenues to 19.8% for the fiscal 1999 quarter from 19.1% for the fiscal 1998 quarter. The increase in selling, general and administrative expenses is primarily due to the overhead costs assumed in the acquisitions noted above, costs associated with our status as a public company and investments we have made in our infrastructure to support overall growth.

         Depreciation and Amortization. Depreciation and amortization increased by $1.1 million, or 134.7%, to $2.0 million for the fiscal 1999 quarter from $831,000 for the fiscal 1998 quarter. Depreciation and amortization increased as a percentage of revenues to 5.1% for the fiscal 1999 quarter from 4.0% for the fiscal 1998 quarter. This increase is a result of additional capital expenditures related to our growth and the amortization of goodwill and other intangible assets arising out of the acquisitions noted above.

         Income from Operations. Income from operations increased $1.1 million, or 75.1%, to $2.5 million for the fiscal 1999 quarter from $1.4 million for the fiscal 1998 quarter. Income from operations decreased as a percentage of revenues to

6.5% for the fiscal 1999 quarter from 6.7% for the fiscal 1998 quarter. The increase in income from operations and decrease in operating margin are due to the factors discussed above.

         Interest Expense, net. Interest expense is the result of new borrowings subsequent to our initial public offering, primarily resulting from the acquisitions noted above.

         Provision for Income Taxes. The provision for income taxes reflects an effective rate of 41% for the fiscal 1999 quarter and an effective tax rate of 40% for the fiscal 1998 quarter.

         Net Income and Net Income per Share. Net income increased $33,000, or 4.2%, to $826,000 for the fiscal 1999 quarter from $793,000 for the fiscal 1998 quarter. Assuming dilution, net income per share was $0.07 for the fiscal 1999 quarter and $0.07 for the fiscal 1998 quarter. This increase in net income is due to the factors discussed above; however, the expenses incurred and the lost revenues and related loss of operating profit associated with the fire at our Austin facility affected earnings per share by approximately $0.03 in the fiscal 1999 quarter.

  NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

         Basis of Presentation. Management's analysis of the nine months ended March 31, 1999 ("nine month fiscal 1999 period") compared to the nine months ended March 31, 1998 ("nine month fiscal 1998 period") utilizes adjusted pro forma information for the nine month fiscal 1998 period.

         Revenues. Revenues increased by $39.5 million, or 59.1%, to $106.4 million for the nine month fiscal 1999 period from $66.9 million for the nine month fiscal 1998 period. This increase was primarily the result of the fourteen acquisitions that were completed since October 1, 1997, which contributed an aggregate of $31.0 million of revenues. Despite the impact of the General Motors strike, the internal rate of growth in revenues in the nine month fiscal 1999 period was 12.8%.

         Cost of Services. Cost of services increased by $26.5 million, or 58.6%, to $71.8 million for the nine month fiscal 1999 period from $45.3 million for the nine month fiscal 1998 period. Cost of services as a percentage of revenues decreased to 67.5% for the nine month fiscal 1999 period from 67.7% for the nine month fiscal 1998 period. The decrease in cost of services as a percentage of revenues is the result of the improved operating efficiencies at our filtration management and container cleaning service lines offset by the loss of revenues related to the General Motors strike and the costs and loss of revenues related to the fire at our Austin, Texas facility.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7.6 million, or 64.0%, to $19.4 million for the nine month fiscal 1999 period from $11.8 million for the nine month fiscal 1998 period. Selling, general and administrative expenses increased as a percentage of revenues to 18.3% for the nine month fiscal 1999 period from 17.7% for the nine month fiscal 1998 period. The increase in selling, general and administrative expenses is primarily due to the overhead costs assumed in the acquisitions noted above, costs associated with our status as a public company and investments we have made in our infrastructure to support overall growth.

         Depreciation and Amortization. Depreciation and amortization increased by $2.4 million, or 93.1%, to $4.9 million for the nine month fiscal 1999 period from $2.5 million for the nine month fiscal 1998 period. Depreciation and amortization increased as a percentage of revenues to 4.6% for the nine month fiscal 1999 period from 3.8% for the nine month fiscal 1998 period. This increase is a result of additional capital expenditures related to our growth and additional goodwill and other intangible assets arising out of the acquisitions noted above.

         Income from Operations. Income from operations increased $3.1 million, or 42.5%, to $10.3 million for the nine month fiscal 1999 period from $7.2 million for the nine month fiscal 1998 period. Income from operations decreased as a percentage of revenues to 9.7% for the nine month fiscal 1999 period from 10.8% for the nine month fiscal 1998 period. The increase in income from operations and the decrease in operating margin are due to the factors discussed above.

         Interest Expense, net. Immediately following our initial public offering, we had no borrowings under our previous credit facility with our banks. For this reason, interest expense has been eliminated in the adjusted pro forma information for the nine month fiscal 1998 period to give effect as if the repayment of our debt obligations from the proceeds of our initial public offering had occurred as of the beginning of the period. Reported interest expense in the nine month fiscal 1999 period is the result of new borrowings subsequent to our initial public offering, primarily resulting from the acquisitions noted above.

         Provision for Income Taxes. Prior to October 31, 1997, MPW Industrial Services, Inc. was an S Corporation for income tax purposes and did not record a provision for federal and certain state income taxes. The provision for income taxes in the adjusted pro forma information for the nine month fiscal 1998 period reflects an effective rate of 40%. The provision for income taxes for the nine month fiscal 1999 period reflects an effective rate of 41%.

         Net Income and Net Income per Share. Net income increased $398,000, or 9.3%, to $4.7 million for the nine month fiscal 1999 period from $4.3 million for the nine month fiscal 1998 period. Assuming dilution, net income per share increased to $0.41 for the nine month fiscal 1999 period from $0.40 for the nine month fiscal 1998 period. These increases are due to the factors discussed above; however, the expenses incurred and the lost revenues and related loss of operating profit associated with the fire at our Austin facility and the lost revenues and related loss of operating profit associated with the General Motors strike affected earnings per share by approximately $0.06 in the nine month fiscal 1999 period. Weighted average common shares outstanding used in the calculation of net income per share for the nine month fiscal 1998 period assumes that our initial public offering and repurchase of minority interests had occurred at the beginning of the period.


QUARTERLY RESULTS AND SEASONALITY

         Our results of operations tend to vary seasonally, with the least amount of revenues generated in the third quarter, higher revenues in the second quarter and the greatest amount of revenues in the first and fourth quarters. Our quarterly results of operations may fluctuate significantly as a result of a number of factors over which we have no control, including our customers' budgetary constraints, the timing and duration of our customers' planned maintenance activities and shutdowns, changes in our competitors' pricing policies and general economic conditions. Also, some operating and fixed costs remain relatively constant throughout the fiscal year that, when offset by differing levels of revenues, may result in fluctuations in quarterly results.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, we had cash and cash equivalents of $251,000 and working capital of $25.5 million. During the nine month fiscal 1999 period, we used $2.3 million in operating activities and made net capital investments of $10.8 million.

         During the period following our initial public offering through June 30, 1998, we borrowed $15.9 million primarily for the four acquisitions completed in fiscal 1998 and for working capital needs. In the nine months ended March 31, 1999, we completed ten acquisitions that required an aggregate of $29.2 million in cash and the issuance of 272,298 shares of our common stock. The borrowings under our revolving credit facility reached $62.6 million as of March 31, 1999.

         Subsequent to our initial public offering, we initially operated under our previous credit facility with our principal banks, which, as amended, provided us with $50.0 million of credit availability. Effective November 2, 1998, we entered into our existing credit facility to replace our previous credit facility. The current credit facility provides us with $75.0 million of revolving credit availability for a three-year period, subject to extension by the banks each year on the anniversary of the agreement. Under the terms of our current credit facility, the entire $75.0 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowing under our current credit facility is at rates, based on the prime or Eurodollar rate, that we believe to be very favorable. Availability of borrowing is subject to the maintenance of a minimum level of net worth, specific levels of interest coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization that we believe will not affect the availability of borrowings under our current credit facility. In May 1999, we amended our current credit facility with our principal banks to make available an additional $10.0 million of revolving credit, for a total of $85.0 million. The additional $10.0 million is subject to a grant to the banks, by us, of a security interest. This additional amount and interest thereon is subject to substantially the same terms and conditions as the original $75.0 million as noted above.

         We intend to continue our strategy of supplementing our internal growth and expanding our service offerings through acquisitions. Although we continue to explore acquisition opportunities, we currently have no agreements in principle to purchase any other companies that may require the utilization of borrowings under our current credit facility.

         We believe that cash on hand as of March 31, 1999, cash flow from operations and available borrowings under our new credit facility will be sufficient to fund our currently planned capital projects, potential acquisitions and operations for the foreseeable future. If sufficient acquisition opportunities of significant size develop that would extend our borrowings beyond the capacity of our new credit facility we may be required to obtain additional financing.


YEAR 2000 ISSUE

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize a date using "00" as the year 1900 rather than the year 2000. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

         We recognize the need to ensure that year 2000 software failures will not adversely impact our operations. Our main information technology (IT) operating and financial system became year 2000 compliant effective with a normal software upgrade completed in December 1997. We have identified major areas of potential business impact from other IT systems and non-IT devices and initial conversions through normal upgrades and replacements are underway and expected to be completed by September 30, 1999. Non-IT devices include our machinery and equipment used to deliver our services. These are not materially reliant on embedded technology potentially impacted by the year 2000 issue. We expect the cost of achieving year 2000 compliance for the remaining IT systems and non-IT devices to be less than $100,000 over the cost of normal software upgrades and replacements.

         We are not materially reliant on third party systems (e.g. electronic data interchange) to conduct business. In addition, we have initiated communications with significant vendors, customers and other third parties to confirm their plans to become year 2000 ready and assess any possible risk to, or effects on, our operations. The responses from these third parties are being evaluated and incorporated into the current detailed assessment scheduled to be completed by September 30, 1999. We intend to develop contingency plans for significant third parties determined to be at high risk of noncompliance or business disruption as well as continue to monitor during 1999 the progress of those third parties that could materially affect our operations. There can be no assurance that we will correctly anticipate the level, impact or duration of noncompliance by third parties, or that our contingency plan will be sufficient to mitigate the impact.

INFLATION

         The effects of inflation on our operations were not significant during the periods presented in the Consolidated Financial Statements.


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)  Not Applicable.

         (b)  Not Applicable.

         (c) In connection with, and as partial consideration for, the acquisitions of Dryden Engineering and Biocon, Pentagon issued an aggregate of 125 shares of preferred stock on January 4, 1999 and January 5, 1999, respectively, to shareholders of such companies. The issuance of shares of preferred stock was pursuant to
              Section 4(2) of the Securities Act of 1933, as amended.

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

                4(a)     Revolving Credit Loan Agreement, dated as of
                         November 2, 1998, among the Company and its subsidiaries and affiliates, Bank One, NA and National City Bank of Columbus (filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).

                4(b)     First Amendment to Revolving Credit Loan
                         Agreement, dated as of May 13, 1999, among the Company and its subsidiaries and affiliates, Bank One, NA and National City Bank of Columbus.

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

                                MPW INDUSTRIAL SERVICES GROUP, INC.,
                                an Ohio corporation


Dated:   May 14, 1999           By: /s/ Daniel P. Buettin
      -------------------           ------------------------------------------
                                    Daniel P. Buettin
                                    Vice President and Chief Financial Officer
                                    (on behalf of the Registrant and as
                                    Principal Financial Officer)

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    -------      ----------------------

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


     4(a) Revolving Credit Loan Agreement, dated as of November 2, 1998, among the Company and its subsidiaries and affiliates, Bank One, NA and National City Bank of Columbus (filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).


     4(b) First Amendment to Revolving Credit Loan Agreement, dated as of May 13, 1999, among the Company and its subsidiaries and affiliates, Bank One, NA and National City Bank of Columbus.


      27         Financial Data Schedule.