Form 10-K
period 1999-06-30
MPW INDUSTRIAL SERVICES GROUP INC
filed 1999-09-28
CIK 1047098

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 27, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $35,675,000.*

     The number of shares of Common Stock outstanding on September 27, 1999, was 10,876,777 shares.

     The Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 1999 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.
                            ------------------------

* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

                                  PART II
Item 5.   Market for Common Equity and Related Stockholder Matters....   11
Item 6.   Selected Consolidated Financial Data........................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   20
Item 8.   Financial Statements and Supplementary Data.................   21
Item 9.   Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure........................................   40

                                  PART III
Item 10.  Directors and Executive Officers............................   41
Item 11.  Executive Compensation......................................   41
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   41
Item 13.  Certain Relationships and Related Transactions..............   41

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   41
SIGNATURES............................................................   43
EXHIBIT INDEX.........................................................   44

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

ITEM 1.  BUSINESS

BUSINESS

     MPW is a leading provider of integrated, technically-based industrial cleaning and related facilities support services to a broad array of industries, primarily in North America. We divide our business into two business segments:
Industrial Facility Support Services and Industrial Filtration Products and Services. Our Industrial Facilities Support Services segment provides a broad range of services, including industrial cleaning and facility maintenance, contamination control services for critical cleanroom environments, industrial container cleaning and industrial process water purification. It serves customers in manufacturing, utilities, semiconductor and other industries. Our Industrial Filtration Products and Services segment provides air and liquid filtration devices, filtration media and consumable products, as well as engineering analysis to support comprehensive contamination control programs. It serves primarily the automotive industry and other industrial customers.

INDUSTRIAL FACILITIES SUPPORT SERVICES SEGMENT

     INDUSTRIAL CLEANING AND FACILITY MAINTENANCE. We believe that we are a leading provider of industrial cleaning and facility maintenance in the midwestern and southeastern United States. We provide industrial cleaning of and facility maintenance services to critical operating equipment for industrial customers primarily at their facilities. The typical industries served by this service line include the automotive, utility, chemical, pulp and paper and steel industries. We provide our industrial cleaning and facility maintenance services on both a daily recurring basis and a project-by-project basis, as well as pursuant to longer-term arrangements. Our services principally include: dry vacuuming; wet vacuuming; industrial power washing; water blasting; ultra-high pressure water blasting; cryojetic cleaning; and chemical cleaning. We also provide support to our customers' ongoing maintenance of their facilities. Our cleaning services help our customers to maximize the performance of their production processes through effective cleaning, which leads to increased efficiency and productivity in their facilities. These services, which we have provided for over 27 years, accounted for 50.3% of our fiscal 1999 revenues.

     CLEANROOM CLEANING AND RELATED SERVICES. We believe that we have become a leading provider of technical services and cleaning to cleanroom environments in the United States. In late 1998 and early 1999, we entered this new service line through the acquisition of six companies, which have been combined into a single subsidiary, Pentagon Technologies Group, Inc. We provide cleanroom cleaning, both during construction and on an ongoing basis, testing and certification of cleanroom environments, cleaning of critical operating equipment and equipment parts for use in these environments and we sell related equipment and products used in cleanroom environments. The industries we primarily serve are the semiconductor, microelectronics, pharmaceutical, biotechnology and healthcare industries. Companies in these industries tend to grow more rapidly than the traditional industries we serve. Our cleanroom cleaning and related services accounted for 8.8% of our fiscal 1999 revenues.

     INDUSTRIAL CONTAINER CLEANING. We believe that we are the leading container cleaner for automotive paint manufacturers in North America. The automotive industry uses paint resin containers (called "totes") in the vehicle painting process. Totes are large portable stainless steel or aluminum containers that are filled with paint resin and are refilled after our cleaning services are provided. We also provide container cleaning services to various other industrial customers. This service line uses our patented cleaning systems to perform services from two primary processing facilities located in Detroit, Michigan and Cleveland, Ohio. Our industrial container cleaning services accounted for 7.9% of our fiscal 1999 revenues.

     INDUSTRIAL PROCESS WATER PURIFICATION. We believe that we are a leading provider of industrial process water purification services in the midwestern United States on both a scheduled and emergency basis. We provide pure feed water to customers primarily in the utility, steel and automotive industries. We process pure feed water for our customers through a mobile fleet of equipment that allows us to perform temporary and permanent on-site servicing. We can also provide water purification services on an emergency response basis when our customers' existing water purification systems are temporarily out of service or cannot meet the existing demand. We also offer purified water service exchange services that involve the delivery and pickup of smaller tanks of purification media and are an economical solution for small quantity requirements. Our industrial process water purification services accounted for 3.8% of our fiscal 1999 revenues.

INDUSTRIAL FILTRATION PRODUCTS AND SERVICES SEGMENT

     We believe that we are a leading provider of filtration products and related services to paint systems in automotive assembly plants and to other industrial facilities in North America. We are a major authorized distributor of filters and filtration media and ancillary products used in the production setting. We also provide engineering and consulting services through the identification of various contaminant sources and the management of air and liquid flow. In August 1998, we further expanded this service line into the liquid filtration market. Our Industrial Filtration Products and Services segment accounted for 29.2% of our fiscal 1999 revenues.

MARKETING

     Our marketing and sales efforts focus on increasing the volume of current services provided to existing customers, actively cross-marketing additional services to our existing customer base and developing new customer relationships.

     INCREASING THE VOLUME OF SERVICES PROVIDED. We have full-time account managers assigned to and stationed in our customers' facilities where we perform work on an on-going basis. We also have division managers that serve in a similar capacity in geographic areas in which we serve several customers. In each case, these account and division managers are responsible for the maintenance of our existing customer relationships and are in a position to actively identify new opportunities within these facilities for additional business. Monte R. Black, Ira O. Kane and each of the leaders of our service lines are actively involved in supporting the efforts of these managers and regularly attend meetings at customer facilities and visit our work-sites within these facilities. Account managers and division managers are provided incentives, both short and long-term, to continue to grow their businesses and to seek cross-marketing opportunities within the facilities they serve.

     CROSS-MARKETING. Each of our service lines has a strong management team that is responsible for ensuring that we build our customer relationships on a foundation of high-quality, responsive service. Our senior management teams actively develop a thorough understanding of our customers' outsourcing needs and make every effort to present innovative solutions to meet these needs. Once a cross-marketing opportunity has been identified, the technical and sales leadership of the service line being marketed takes the lead in supporting the sales effort to the customer. In order to coordinate and increase the focus on our cross-selling effort, in fiscal 1999, we hired C. Douglas Rockwell as Vice President, New Business Strategies.

     DEVELOPING NEW CUSTOMER RELATIONSHIPS. We attempt to visit and communicate with facilities that we do not actively serve on a recurring basis. We presently have sales managers located in our offices throughout the United States and we use these individuals to manage the majority of these efforts. We support the efforts of this sales force by involving our account, division and business unit managers in circumstances where we have identified a strong opportunity to provide services. We also market MPW's reputation and capabilities to plant management within these facilities and to the corporate management of these companies. In these cases, either Monte R. Black, Ira O. Kane or members of our senior management team may participate in sales presentations.

CUSTOMERS

     During fiscal 1999, we had sales to more than 1,200 customers and our ten largest customers represented 42.6% of our revenues. General Motors Corporation represented 15.6% of our fiscal 1999 revenues.

     A substantial portion of our business operations are performed within our customers' facilities utilizing our personnel and equipment to clean or maintain their critical operating equipment. From these customers, we typically receive most orders for our services on a job-by-job basis. In some instances we maintain equipment at the locations of our customers that have issued to us blanket purchase orders for the provision of services over an extended period. These blanket orders do not obligate the customer to purchase a specified dollar amount of services. Blanket orders permit us to be contracted to perform services when needed. These blanket orders, in combination with the location of our personnel and equipment, allow us to expedite our response to a particular customer's needs and may constitute a competitive advantage versus service providers without on-site equipment. We provide our services primarily at prescribed rates or based upon competitive bidding and in some cases through direct negotiation with the customer. In certain instances, we have developed an ongoing daily or weekly presence within our customers' facilities which results in a consistent level of service revenues. However, we generally do not have any meaningful backlog of service orders and do not consider backlog to be an important indicator of future performance.

     In certain of our fixed-base facilities, we clean industrial paint containers used by automobile paint manufacturers and critical equipment and equipment parts utilized in the semiconductor manufacturing process. The customers for whom we do this cleaning typically execute long-term agreements or blanket orders that provide for consistent levels of business. In these circumstances, we regularly communicate with such customers to identify and plan for expected turnaround times and delivery schedules.

     Our Industrial Filtration Products and Services segment receives a substantial number of orders on a daily basis for the delivery of filtration media and ancillary products used in their customers' automobile paint systems and production environments. We maintain warehouses near significant customers and maintain delivery programs from these warehouses to meet customer demands. Certain customers have awarded us blanket purchase orders which do not obligate them to purchase specified dollar amounts of our products. The blanket purchase orders do provide specified unit pricing which allows customers to efficiently place orders when such products are needed.

EMPLOYEES

     As of June 30, 1999, we employed over 2,100 full-time employees. Our union subsidiary based in Detroit, Michigan employed approximately 75 of these employees. Our other employees do not belong to unions. We have not experienced any work stoppages. We believe that our relations with our employees are good.

SAFETY, TRAINING AND QUALITY ASSURANCE

     Performance of many of our services requires the use of equipment and exposure to conditions that can be dangerous. Although we are committed to a policy of operating safely and prudently, we have been and are subject to claims by employees, customers and third parties for property damage and personal injuries resulting from the performance of our services. To minimize these risks, we have adopted broad training and educational programs and comprehensive safety policies and regulations. We require that all operational personnel complete applicable safety courses mandated by the Occupational Safety and Health Administration, Environmental Protection Agency, Department of Transportation and Mine Safety and Health Administration in areas including hazard communication, protective equipment, confined space entry, first aid, decontamination procedures and emergency response. In addition to these mandated training courses, we require that water blast, dry and wet vacuum and power wash operations personnel complete an MPW-designed hands-on skill training program prior to commencing these activities. Our management regularly monitors compliance with regulations promulgated by the Occupational Safety and Health Administration and the other regulatory authorities and is responsible for directing our overall safety, training, quality assurance and environmental compliance programs. In addition, most of our service facilities have a designated safety/training manager who has responsibility for overseeing our safety policies and procedures at the facility.

COMPETITION

     In each of our business segments, we believe that the principal competitive factors are experience, capability, customer responsiveness and price competitiveness. We believe that our principal competitive advantages are our technically-based services, ongoing customer relationships, responsiveness to customers and our quality of operational personnel. We position ourselves competitively as a value leader and not a price leader, though it remains necessary for us to price our services at levels where our customers will achieve cost savings versus performing the same services themselves.

     The market for industrial services is highly fragmented. There are many competitors in each of our service lines, but we do not believe that there is any competitor that offers all of the services we offer. Each of our business segments compete with a number of companies in substantially all of the regions in which they operate.

     In the Industrial Facilities Support Services segment, our industrial cleaning and maintenance service line competes with large national or regional firms that are typically divisions or subsidiaries of engineering, construction or other service firms and a large number of private firms with relatively few customer relationships, and our industrial water purification service line competes with large national water purification firms in its midwestern market and also with smaller regional competitors. We believe we are the leading provider of container cleaning services to the automotive paint manufacturers in North America, but compete with smaller private companies in this market. There are a few national janitorial firms that offer cleanroom cleaning services, but we do not believe that these competitors offer the technical services in connection with cleanroom cleaning services. There are many smaller companies that offer cleanroom cleaning and related technical services, but they do so only on a local or regional basis. In the Industrial Filtration Products and Services segment, we compete with large manufacturers and national distributors of filtration media and with smaller, generally private firms that provide services on a regional basis similar to ours.

REGULATION

     Our operations are subject to numerous rules and regulations at the federal, state and local levels. All of our operations are subject to regulations issued by the United States Department of Labor under the Occupational Safety and Health Act. These regulations have strict requirements for protecting employees involved with any materials that are classified as hazardous.

     As part of our industrial cleaning services, we provide support to our customers for the management of their hazardous materials and other contaminants generally in the form of assisting in the movement of these materials within customers' facilities and, occasionally, assisting our customers in the logistics of transporting hazardous materials, including advising customers on the completion of waste manifests and providing customers with information regarding permitted disposal facilities. We do not transport or dispose of these hazardous materials, and we attempt to not take regulatory responsibility for hazardous materials. We attempt to avoid any regulatory responsibility by not taking title to any wastes as defined in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act of 1976 and the Superfund Amendments and Reauthorization Act.

     As part of our industrial container cleaning operations, we manage some solvents used in the cleaning process. Once they are used, these solvents are sent by licensed transporters to licensed recycling facilities. We do not believe that our current activities are subject to the regulations pertaining to hazardous waste treatment, storage or disposal facilities or transporters of these wastes.

     Our employees typically work within the customer's operating facilities. These work environments generally do not expose the customer's employees or our employees to hazardous materials beyond levels allowed by applicable regulations. Our employees also generally do not perform work that requires any direct contact with harmful materials. Occasionally, as part of our support services, our employees may, at a customer's request, move hazardous materials within the customer's facility. In addition, some of our more specialized cleaning procedures may require our employees to work near hazardous materials. Before any of this type of work is commenced, however, a complete survey of the material is performed and a health and safety plan with respect to the material is developed and implemented. Our employees are required to perform this type of work only with the proper protective equipment and training.

     We maintain a full-time staff of safety and environmental specialists to ensure that our personnel operate in safe conditions and are properly protected against harmful exposure. The staff of specialists design training materials, develop safety and environmental policies and materials, conduct training classes for employees regarding compliance with governmental regulations and our procedures, conduct environmental and safety audits at our work sites and monitor safety and environmental compliance at onsite customer locations.

     We believe that we have obtained the permits and licenses required to perform our business and believe that we are in substantial compliance with all federal, state and local laws and regulations governing our business. To date, we have not been subject to any significant fines, penalties or other liabilities under these laws and regulations. However, no assurance can be given that future changes in these law and regulations, or interpretations thereof, will not have an adverse impact on our operations.

INSURANCE

     Much of the work we perform is pursuant to contracts that require us to indemnify the customer for injury or damage occurring on the work site. The terms of these indemnity agreements vary, but generally they provide that we are required to indemnify the customer for losses resulting from or incurred in connection with actions in providing our services whether or not we have been negligent. Liability for these indemnification claims is covered primarily by our insurance policies.

     Although we believe that our insurance coverage is consistent with industry practice, there are exclusions for matters of environmental pollution and other types of environmental damage claims. An uninsured or partially insured claim, if successful and of sufficient magnitude, could have a material adverse effect on us or our financial condition.

INVESTMENT CONSIDERATIONS

     WE FACE THE COMPETITIVE PRESSURES OF A HIGHLY FRAGMENTED INDUSTRY. The industrial services industry is highly competitive and fragmented. Companies compete on the basis of the quality of services provided, responsiveness to customers, ability to provide services, range of services offered and price. One or more of the larger national or regional industrial services companies, as well as numerous local industrial services companies of varying sizes and resources, serve each of the geographic markets in which we compete or will likely compete. The larger industrial services companies may have significantly greater financial and other resources than us. In addition, many smaller industrial services companies exist or are formed to serve only one or relatively few customers. From time to time, these or other competitors may reduce the price of their services in an effort to expand market share or protect existing business. These practices may either require us to reduce the pricing of our services or lose business. We expect that competition will remain high or increase in the future, and we cannot be certain that we will continue to compete successfully.

     WE MAY BE ADVERSELY AFFECTED IF CUSTOMERS REDUCE THEIR OUTSOURCING OR USE OF PREFERRED VENDORS. Our business and growth strategies depend in large part on the continuation of a trend toward outsourcing industrial services. The decision to outsource depends upon customer perceptions that outsourcing may provide higher quality services at a lower overall cost and permit customers to focus on core business activities. We cannot be certain that this trend will continue or not be reversed or that customers that have outsourced functions will not decide to perform these functions themselves. In addition, labor unions representing employees of some of our current and prospective customers have generally opposed the outsourcing trend and sought to direct to union employees the performance of the types of services we offer. In addition, management has identified a trend among some of our customers toward the retention of a limited number of preferred vendors to provide all or a large part of their required facility services. We cannot be certain that this trend will continue or not be reversed or, if it does continue, that we will be selected and retained as a preferred vendor to provide these services. Adverse developments with respect to either of these trends would have a material adverse effect on our business, results of operations and financial condition.

     WE WOULD BE ADVERSELY AFFECTED IF WE LOSE KEY CUSTOMERS. In fiscal 1999, our ten largest customers represented 42.6% our revenues. General Motors Corporation represented 15.6% of our revenues. Our customers may terminate or modify substantially all of our arrangements to perform services for them at will and without penalty. Our loss of, and failure to replace the revenues from, one or more large customers or the loss of a significant number of customers could have a material adverse effect on our business, results of operations and financial condition.

     THE BUSINESS CYCLES OF OUR CUSTOMERS COULD ADVERSELY AFFECT OUR
REVENUES. Many of our significant customers operate in industries, such as the automotive, steel, semiconductor, pulp and paper and utilities industries, which are subject to work stoppages and slowdowns and have historically shown sensitivity to recessions and other adverse conditions in the general economy. In fiscal 1999 automotive manufacturers generated 39.5% of our revenues, adjusted to include the full year effect of acquired entities in the year. A general or regional economic downturn or a work stoppage at one of our significant customers could have a material adverse effect on our business, results of operations and financial condition.

     WE MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO MAINTAIN AN ADEQUATE WORKFORCE. Our business is labor intensive and we could be adversely affected if we fail to maintain an adequate workforce. A large majority of our workforce is comprised of hourly workers and we incur substantial expenses for recruiting and training new personnel. The current low unemployment rate in some geographic areas in which we operate has contracted the labor pool available to us in those areas. We have historically experienced a high level of turnover, and there can be no assurance that we will be able to successfully attract and retain employees. As a result of a shortage in the supply of hourly workers, we may not be able to maintain a labor force adequate to operate efficiently, our labor expenses may increase or we may have to curtail our growth strategy.

     WE MAY NOT BE ABLE TO MANAGE OUR GROWTH. We have experienced rapid growth in recent periods and intend to continue to pursue an aggressive growth strategy, both through internal expansion of products and services and acquisitions. We cannot be certain that our systems, procedures and controls will be adequate to support our operations as they expand. Our growth to date has placed, and could continue to place, significant demands on our administrative and operational resources. We may not be able to grow effectively or manage any growth successfully, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

     WE MAY NOT BE ABLE TO COMPLETE SUFFICIENT ACQUISITIONS TO ACHIEVE OUR ACQUISITION STRATEGY. One of our principal growth strategies is to increase our revenues, the markets we serve and our service capabilities through the acquisition of businesses that compliment or expand our existing operations. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices that we may not be able to justify or finance. Failure to implement our acquisition strategy successfully may limit our potential growth.

     WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR ACQUISITIONS. We cannot be sure that we can add new businesses to our existing operations without substantial costs, delays or other operational or financial problems. Acquisitions involve a number of special risks that could materially and adversely affect our business, financial condition and results of operations. For example, these risks include a failure to maintain customer relationships and the diversion of our management's attention from operational matters. We also could be affected by our inability to retain key personnel of the acquired businesses and risks associated with unanticipated events or liabilities.

     Customer dissatisfaction or performance problems at one of our acquired businesses could materially and adversely affect the reputation of our entire company.

     OUR QUARTERLY RESULTS FLUCTUATE WHICH MAY IMPACT OUR STOCK PRICE. Our quarterly results of operations may fluctuate as a result of a number of factors over which we have no control, including our customers' budgetary constraints, the timing and duration of our customers' planned maintenance activities and shutdowns and changes in our competitors' pricing policies. Also, some operating and fixed costs remain relatively constant throughout the fiscal year, which when offset by differing levels of revenues, may result in fluctuations in quarterly operating results. Our results of operations tend to vary seasonally, with the third quarter generating the least amount of revenues, higher revenues in the second quarter and the greatest amount of revenues in the first and fourth quarters. As a result, our financial performance can vary significantly from quarter to quarter, which could have an impact on our stock price.

     A FAILURE TO RETAIN OUR SENIOR MANAGEMENT COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. Our business is largely dependent upon the efforts of the members of our senior management team, particularly Monte R. Black, Chairman of the Board and Chief Executive Officer and Ira O. Kane, President and Chief Operating Officer. If these executive officers or other officers of MPW do not continue in their present positions, or if a material number of other managers fail to continue with MPW, our business could be adversely affected.

     OUR CONCENTRATION OF VOTING POWER AND LEGAL BARRIERS MAY LIMIT TAKEOVER OPPORTUNITIES. Effective control of MPW by Monte R. Black, Chairman and Chief Executive Officer, as well as statutory provisions of Ohio law and our Articles of Incorporation and Code of Regulations, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or changes in management of MPW, including transactions in which our shareholders might otherwise receive a premium over the then current market price for their shares.

    Voting Control

    Mr. Black owns beneficially, directly and indirectly, approximately 58% of the outstanding common stock. Accordingly, Mr. Black will be able to exercise effective control over MPW's affairs, the election of individuals to the Board of Directors and the outcome of other matters submitted to a vote of shareholders.

    Articles of Incorporation and Code of Regulations

    Our Articles of Incorporation and Code of Regulations include the requirement of certain supermajority votes and the establishment of certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders' meetings. Our Board of Directors also has authority to issue one or more series of preferred stock without further shareholder approval and upon terms it determines. Issuance of preferred stock could adversely affect holders of the common stock in the event of liquidation or delay, defer or prevent an attempt to obtain control of MPW by means of a tender offer, merger, proxy contest or otherwise.

    Ohio Law

    Section 1701.831 of the Ohio General Corporation Law contains provisions that require shareholder approval of any proposed "control share acquisition" of any Ohio corporation. Furthermore, Chapter 1704 of the Ohio General Corporation Law contains provisions that restrict some business combinations and other transactions between an Ohio corporation and interested shareholders.

     ENVIRONMENTAL RISKS COULD ADVERSELY AFFECT OUR BUSINESS. Although we attempt not to take responsibility for, nor transport or dispose of, hazardous materials generated by our customers in the normal course of our business, we do provide support to our customers for the management of their hazardous materials. This support includes some on-site movement and packaging of our customers' hazardous materials and logistical support for our customers' transportation and disposal of hazardous materials. In addition, some of our more specialized cleaning procedures may require our employees to work near hazardous materials. In performing these services, we could potentially be liable to third parties or their employees for various claims for property damage or personal injury stemming from a release of hazardous substances or otherwise. Personal injury claims could arise contemporaneously with performance of the work or long after completion of the project as a result of alleged exposure to toxic substances. A large number of these claims or one or more claim that results in a significant liability to us could have a material adverse effect on our business, results of operations and financial condition.

     WE MAY BE ADVERSELY AFFECTED IF WE EXPAND OUR INTERNATIONAL OPERATIONS. We generate a portion of our revenues from services we provide outside of the United States. We may increase our presence outside of the United States. Conducting business outside of the United States is subject to various risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and greater difficulty in accounts receivable collection.

     YEAR 2000 COMPLIANCE PROBLEMS OF OUR CUSTOMERS AND VENDORS COULD ADVERSELY AFFECT OUR BUSINESS. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer system and software used by many companies may need to be upgraded to comply with the "Year 2000" requirements. We cannot be certain that unexpected Year 2000 compliance problems of our systems or of our vendors, customers and service providers will not materially and adversely affect our business, financial condition or operating results. The unanticipated failure of one of these systems to properly recognize date information beyond the year 1999 could have a significant adverse impact on our ability to deliver services to customers and to manage our continuing operations.

ITEM 2.  PROPERTIES

FACILITIES

     The Company currently services customers through its Hebron, Ohio headquarters and over 50 branch locations in 20 states plus Canada and Mexico. The Company owns a 22,000 square foot building in Hebron, Ohio, which serves as its principal executive offices, an industrial container cleaning facility in Cleveland, Ohio and a facility in Nashville, Tennessee, which is used in its filtration management business. Many of the Company's locations are leased facilities ranging from 3,000 to 37,400 square feet at which the Company houses equipment and maintains a small sales and administrative staff. Each industrial cleaning branch location is equipped to perform minor equipment maintenance. The Company leases office space and its main fabrication, maintenance and training facility in Hebron, Ohio, consisting of approximately 67,000 square feet, its industrial water facilities located in Newark, Ohio, consisting of approximately 32,000 square feet, and its industrial container cleaning facility located in Chesterfield, Michigan, consisting of approximately 36,000 square feet, from related parties. See "Item 13. Certain Relationships and Related Transactions."

ITEM 3.  LEGAL PROCEEDINGS

     Various legal actions arising in the ordinary course of business are pending against the Company. None of the litigation pending against the Company, individually or collectively, is expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company furnishes the following information concerning the executive officers of the Company. Executive officers are elected annually by, and serve at the pleasure of, the Board of Directors.

     Monte R. Black (age 49). Mr. Black originally founded the Company in 1972 and has served as Chief Executive Officer and Chairman of the Board of Directors since that time.

     Ira O. Kane (age 52). Mr. Kane has served as President, Chief Operating Officer and Director of the Company since March 1994. Prior to joining the Company, Mr. Kane served as chairman of the board of directors, senior executive vice president and director of NSC Corporation, an asbestos abatement company, and president and chief operating officer of NSC Industrial Services Corp., an industrial services company, from June 1993 until February 1994. Prior to joining NSC Corporation, Mr. Kane served as director and executive vice president of OHM Corporation, an environmental services company, from January 1984 until June 1993. Prior to joining OHM Corporation, Mr. Kane was a partner with Crabbe, Brown, Jones, Potts & Schmidt, a law firm.

     Daniel P. Buettin (age 46). Mr. Buettin has served as Vice President, Chief Financial Officer and Assistant Secretary of the Company since September 1995. Prior to joining the Company, Mr. Buettin served in the following capacities with OHM Corporation, an environmental services company: (i) chief financial officer and vice president of finance from November 1994 until June 1995; (ii) vice president and general manager -- midwest region from April 1992 until November 1994; and (iii) corporate controller from February 1987 until April 1992. Before joining OHM Corporation, Mr. Buettin was employed by Arthur Andersen & Co., a public accounting firm.

     Robert J. Gilker (age 48). Mr. Gilker has served as Vice President, Law and Administration and Secretary of the Company since August 1998. Prior to joining the Company, Mr. Gilker was a partner with Jones, Day, Reavis & Pogue, a law firm, since 1987.

     Brad A. Martyn (age 38). Mr. Martyn has served as Vice President, Business Operations since July 1999 and previously was Corporate Controller, Treasurer and Assistant Secretary of the Company since December 1995. Prior to joining the Company, Mr. Martyn served in the following capacities for OHM Corporation, an environmental services company: (i) corporate director of finance from May 1995 until November 1995; (ii) controller -- eastern operations from August 1994 until May 1995; (iii) controller -- southern region from February 1990 until August 1994; and (iv) corporate tax manager from May 1987 until February 1990. Before joining OHM Corporation, Mr. Martyn was employed by Arthur Andersen & Co., a public accounting firm.

     C. Douglas Rockwell (age 47). Mr. Rockwell joined the Company in March 1999 and was appointed Vice President, New Business Strategies in July 1999. Prior to joining the Company, Mr. Rockwell served as Manager, Global Service Business Development from 1996 until 1999 and Manager, LMS-Leasing from 1994 to 1996 for GE Transportation Systems, a subsidiary of General Electric Corporation, a diversified industrial corporation, and before 1994 served in various capacities for Southern Pacific Lines, a railway company.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock has been traded on the Nasdaq National Market ("NASDAQ") under the symbol "MPWG" since our initial public offering on December 2, 1997. As of September 27, 1999, we had approximately 90 shareholders of record. The following table sets forth, for the periods indicated, the range of high and low closing prices for our Common Stock as reported on NASDAQ:

                                                               PRICE RANGE
                                                              -------------
FISCAL 1999                                                   HIGH      LOW
-----------                                                   ----      ---
First Quarter...............................................   13 1/4    8 1/4
Second Quarter..............................................   12        8 1/8
Third Quarter...............................................   12 1/2    8 1/4
Fourth Quarter..............................................   10 7/8    6 1/4
FISCAL 1998
---------
Second Quarter (from December 2, 1997)......................    9 5/16   9
Third Quarter...............................................   11 1/2    7 1/4
Fourth Quarter..............................................   13 7/8   10 1/2

     We anticipate that all future earnings will be retained to finance our operations and for the growth and development of our business. Accordingly, we do not currently anticipate paying cash dividends on our Common Stock. The payment of any future dividends will be subject to the discretion of our Board of Directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board of Directors deem relevant. Our credit facilities contain covenants that prohibit the payment of cash dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data as of and for the years ended June 30, 1995 through 1999 have been derived from the Consolidated Financial Statements of MPW, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data below should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                 YEAR ENDED JUNE 30,
                                                   ------------------------------------------------
                                                    1995      1996      1997      1998       1999
                                                   -------   -------   -------   -------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues.........................................  $56,305   $58,430   $72,908   $93,416   $147,197
  Costs and expenses:
  Cost of services...............................   37,768    37,543    48,460    63,012     99,113
  Selling, general and administrative expenses...   10,208    11,009    13,603    16,657     26,303
  Depreciation and amortization(1)...............    4,356     4,933     3,655     3,610      6,846
  Deferred stock option compensation(2)..........       --        --     2,764     3,415         --
                                                   -------   -------   -------   -------   --------
  Total costs and expenses.......................   52,332    53,485    68,482    86,694    132,262
                                                   -------   -------   -------   -------   --------
Income from operations...........................    3,973     4,945     4,426     6,722     14,935
Interest expense, net............................      104       541       974       874      3,448
Minority earnings................................       --       172       207       119         --
                                                   -------   -------   -------   -------   --------
Income from continuing operations before income
  taxes..........................................    3,869     4,232     3,245     5,729     11,487
Provision for income taxes(3)....................      331       360     1,085       336      4,595
                                                   -------   -------   -------   -------   --------
Income from continuing operations................    3,538     3,872     2,160     5,393      6,892
Discontinued operations, net of income taxes.....      367       163        --        --         --
                                                   -------   -------   -------   -------   --------
Net income.......................................  $ 3,905   $ 4,035   $ 2,160   $ 5,393   $  6,892
                                                   =======   =======   =======   =======   ========

                                                                       YEAR ENDED JUNE 30,
                                                              --------------------------------------
                                                                 1997          1998          1999
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
PRO FORMA INFORMATION(4):
  Income from continuing operations before income taxes as
     reported...............................................   $ 3,245       $ 5,729       $11,487
  Pro forma taxes on income.................................     1,298         2,292         4,595
                                                               -------       -------       -------
  Pro forma net income......................................   $ 1,947       $ 3,437       $ 6,892
                                                               =======       =======       =======
  Pro forma net income per share............................   $  0.31       $  0.40       $  0.64
                                                               =======       =======       =======
  Pro forma net income per share, assuming dilution.........   $  0.29       $  0.37       $  0.60
                                                               =======       =======       =======
  Pro forma weighted average shares outstanding.............     6,200         8,604        10,734
  Pro forma weighted average shares outstanding, assuming
     dilution...............................................     6,765         9,290        11,521

ADJUSTED PRO FORMA INFORMATION(5):
  Income from continuing operations before income taxes as
     reported...............................................   $ 3,245       $ 5,729       $11,487
  Adjustments other than income taxes.......................     3,850         4,062            --
                                                               -------       -------       -------
  Adjusted pro forma income before income taxes.............     7,095         9,791        11,487
  Adjusted pro forma taxes on income........................     2,838         3,916         4,595
                                                               -------       -------       -------
  Adjusted pro forma net income.............................   $ 4,257       $ 5,875       $ 6,892
                                                               =======       =======       =======
  Adjusted pro forma net income per share...................   $  0.43       $  0.58       $  0.64
                                                               =======       =======       =======
  Adjusted pro forma net income per share, assuming
     dilution...............................................   $  0.40       $  0.54       $  0.60
                                                               =======       =======       =======
  Adjusted pro forma weighted average shares outstanding....     9,988        10,202        10,734
  Adjusted pro forma weighted average shares outstanding,
     assuming dilution......................................    10,669        10,901        11,521

                                                                       JUNE 30,
                                                    -----------------------------------------------
                                                     1995      1996      1997      1998      1999
                                                    -------   -------   -------   -------   -------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...................................  $ 3,906   $ 2,521   $ 7,069   $11,429   $28,273
Net property and equipment........................   12,775    21,258    23,400    28,593    41,429
Total assets......................................   27,695    39,468    45,285    72,367   142,250
Total debt and capital leases, including current
  maturities......................................    1,234    12,471    14,732    16,991    66,189
Total shareholders' equity........................   16,605    16,067    16,478    39,721    49,566

-------------------------

(1) Effective July 1, 1996, we changed our useful life assumptions for some categories of property and equipment, resulting in a $1,620,000 reduction in depreciation and amortization expense in fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Represents compensation expense related to our obligation to repurchase securities issued under some of our stock option plans. This obligation terminated with our initial public offering.

(3) The provision for income taxes prior to our initial public offering reflects the treatment of a subsidiary of MPW as an S Corporation.

(4) Represents historical information adjusted only to reflect the recording of income taxes as if all subsidiaries of MPW had been taxed as a C Corporation prior to our initial public offering. See the Consolidated Financial Statements and notes thereto included elsewhere in this prospectus.

(5) Represents historical information adjusted for transactions, and the related tax effects, that occurred effective with our initial public offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

OVERVIEW

     Since our fiscal year ended June 30, 1996, several events have occurred that affect the comparability of our results of operations from period to period. These events include:

     UNUSUAL EVENTS IN FISCAL 1999 In late June 1998 and through July 1998, General Motors experienced a strike. The strike affected our operations primarily at our industrial filtration management and our industrial container cleaning service lines.

     In March 1999, we experienced a fire at our Austin, Texas facility. This facility provided parts cleaning within the cleanroom services service line. The fire caused the facility, and most equipment within the facility, to be unusable. A portion of the business from this facility was temporarily transferred to our Hopewell Junction, New York facility and the remainder was temporarily lost to other service providers. We have obtained a new site for the Austin facility and completed construction in August 1999. We expect that the new facility will ramp up to pre-fire business levels in the second quarter of fiscal 2000.

     ACQUISITIONS. Since October 1997, we have acquired 14 businesses that represent an aggregate increase in our revenues of approximately $73.0 million. We agreed to pay an aggregate consideration for these businesses of approximately $62.0 million, which included cash, common stock, preferred stock of one of our subsidiaries and contingent consideration for future performance. We accounted for each of these acquisitions using the purchase method of accounting and each are included in our results of operations only from the date of acquisition.

     The table below provides information regarding our 14 completed acquisitions. Six of these acquisitions related to our entry in late 1998 into a new service line that provides technical cleaning and related services to cleanroom environments. The six companies have been combined into a single subsidiary of MPW, Pentagon Technologies Group, Inc.

                                                       APPROX.
                                                       ANNUAL
BUSINESS ACQUIRED                      ACQUIRED        REVENUE         SERVICE LINE
-----------------                      --------        -------         ------------
                                FISCAL 1999 ACQUISITIONS
Mid-Ohio Industrial                 February 1999    $ 3,000,000   Industrial Cleaning
WTW Systems                         December 1998        950,000   Industrial Water
Gauthier Enterprises                August 1998       15,000,000   Filtration Management
Tank Management                     August 1998        4,000,000   Container Cleaning
Biocon                              January 1999       2,400,000   Cleanroom Services
Dryden Engineering                  December 1998      8,000,000   Cleanroom Services
Suresco                             November 1998      2,500,000   Cleanroom Services
TEC International                   November 1998      7,000,000   Cleanroom Services
Envirosafe                          November 1998      4,600,000   Cleanroom Services
Support Systems                     November 1998      5,200,000   Cleanroom Services
                                FISCAL 1998 ACQUISITIONS
Maintenance Concepts                June 1998          5,200,000   Industrial Cleaning
Straightline Optical Service        April 1998         1,500,000   Industrial Cleaning
Vinewood Companies                  April 1998         5,140,000   Container Cleaning
ESI International                   October 1997       8,300,000   Filtration Management

     As a result of these acquisitions, we do not believe that our results of operations are necessarily comparable on a period to period basis. Our discussion of results of operations below should be read in conjunction with our Consolidated Financial Statements and related notes where each of these acquisitions has been described in more detail.

     INITIAL PUBLIC OFFERING. On December 2, 1997, we completed our initial public offering. We issued 3,987,500 shares of our common stock in this offering, including the over-allotment option, at $9.00 per share. The net proceeds to us were $32.1 million.

     During the period in fiscal 1998 leading up to our initial public offering and at the time of our initial public offering, numerous events occurred and we recorded certain transactions as described below:

     - We terminated the S Corporation election for tax purposes of a subsidiary of MPW and paid a distribution of $21.2 million. As a result of this termination, we recorded a net non-recurring tax benefit of $702,000 and a related current deferred tax asset and noncurrent deferred tax liability of $2.1 million and $1.4 million, respectively.

     - We recorded a non-cash, non-recurring charge of $1.9 million, net of tax, associated with some of our stock option plans. We also eliminated the related deferred stock option compensation liability previously recorded because our repurchase obligation for stock options exercised under these stock option plans was eliminated with our initial public offering.

     - We adjusted the historical lease costs for some facilities leased by us from related parties and recharacterized these leases from capital to operating because of restructured lease agreements.

     - We purchased the remaining minority stock ownership interests in one of our subsidiaries.

     - We repaid $15.9 million of our outstanding liabilities to our principal banks using some of the net proceeds from our initial public offering.

     The following adjusted pro forma information eliminates the non-recurring events and gives consideration to the remaining events discussed above relating to our initial public offering. Our discussion of results of operations below utilizes this adjusted pro forma information in order to make each of the periods more comparable.

                                                                    YEAR ENDED JUNE 30,
                                                              -------------------------------
                                                                1997       1998       1999
                                                              --------   --------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
Income from operations before income taxes as reported......   $3,245     $5,729     $11,487
Adjustments other than income taxes:
  Reduction of historical lease costs for certain facilities
     leased by us from related parties......................      261         90          --
  Elimination of interest expense related to repayment of
     existing debt..........................................      618        438          --
  Elimination of minority earnings as a result of our
     repurchase of minority interests.......................      207        119          --
  Elimination of deferred stock option compensation
     expense................................................    2,764      3,415          --
                                                               ------     ------     -------
Adjusted pro forma income before income taxes...............    7,095      9,791      11,487
Adjusted pro forma taxes on income..........................    2,838      3,916       4,595
                                                               ------     ------     -------
Adjusted pro forma net income...............................   $4,257     $5,875     $ 6,892
                                                               ======     ======     =======
Adjusted pro forma net income per share, assuming
  dilution..................................................   $ 0.40     $ 0.54     $  0.60
                                                               ======     ======     =======
Adjusted pro forma weighted average shares outstanding,
  assuming dilution(1)......................................   10,669     10,901      11,521

-------------------------

(1) Based on the assumption that our initial public offering and repurchase of minority interests occurred at the beginning of each period presented.

     The adjusted pro forma information above is reflected in each of our business segments as follows.

                                                  INDUSTRIAL     INDUSTRIAL
                                                  FACILITIES     FILTRATION
                                                   SUPPORT        PRODUCTS
                                                   SERVICES     AND SERVICES    OTHER(1)     TOTAL
                                                  ----------    ------------    --------    --------
FISCAL 1999
Revenues........................................   $104,150       $43,047       $    --     $147,197
Income (loss) from operations...................     17,280         4,197        (6,542)      14,935
FISCAL 1998
Revenues........................................   $ 71,454       $21,962       $    --     $ 93,416
Income (loss) from operations...................     13,230         1,975        (5,091)      10,114
FISCAL 1997
Revenues........................................   $ 61,616       $11,292       $    --     $ 72,908
Income (loss) from operations...................     11,098           965        (4,968)       7,095

-------------------------

(1) Primarily includes corporate related items.

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

     Depreciation and amortization consists of depreciation of operating equipment and amortization of capital leases and intangible assets. Depreciation is calculated using the straight-line method over the estimated useful lives of property and equipment. We amortize capital leases on a straight-line basis over the lease term and goodwill and other intangibles on a straight-line basis over periods not exceeding 25 years. Effective July 1, 1996, we changed the estimates of the useful lives of some of our property and equipment to more accurately reflect our actual history of useful lives.

RESULTS OF OPERATIONS

     The following table sets forth selected adjusted pro forma statement of income data as a percentage of revenues:

                                                               YEAR ENDED JUNE 30,
                                                             -----------------------
                                                             1997     1998     1999
                                                             -----    -----    -----
Revenues...................................................  100.0%   100.0%   100.0%
Costs and expenses
  Cost of services.........................................   66.5     67.5     67.3
  Selling, general and administrative expenses.............   19.6     17.9     17.9
  Depreciation and amortization............................    4.2      3.8      4.7
                                                             -----    -----    -----
  Total costs and expenses.................................   90.3     89.2     89.9
                                                             -----    -----    -----
Income from operations.....................................    9.7     10.8     10.1
  Interest expense, net....................................     --      0.3      2.3
                                                             -----    -----    -----
Income from operations before income taxes.................    9.7     10.5      7.8
Provisions for income taxes................................    3.9      4.2      3.1
                                                             -----    -----    -----
Net income.................................................    5.8%     6.3%     4.7%
                                                             =====    =====    =====

FISCAL 1999 COMPARED TO FISCAL 1998

     BASIS OF PRESENTATION. Our analysis of fiscal 1999 compared to fiscal 1998 utilizes actual information for fiscal 1999 and adjusted pro forma information for fiscal 1998 as provided in the tables above.

     REVENUES. Revenues increased by $53.8 million, or 57.6%, to $147.2 million in fiscal 1999 from $93.4 million in fiscal 1998. This increase is primarily due to the 14 acquisitions that were completed since October 1, 1997, which contributed an aggregate of $43.0 million of revenues. Despite the impact of the General Motors strike, the internal rate of growth in revenues in fiscal 1999 was 11.5%.

     Revenues in the Industrial Facilities Support Services segment increased by $32.7 million, or 45.8%, to $104.2 million in fiscal 1999 from $71.5 million in fiscal 1998. This increase is primarily the result of the acquisitions noted above, which contributed an aggregate of $25.2 million of revenues. The internal rate of growth in revenues for this segment in fiscal 1999 was 10.5%.

     Revenues in the Industrial Filtration Products and Services segment increased by $21.1 million, or 96.0%, to $43.0 million in fiscal 1999 from $22.0 million in fiscal 1998. This increase is primarily the result of the acquisitions noted above, which contributed an aggregate of $17.9 million of revenues. The internal rate of growth in revenues for this segment in fiscal 1999 was 14.7%.

     COST OF SERVICES. Cost of services increased by $36.1 million, or 57.3%, to $99.1 million in fiscal 1999 from $63.0 million in fiscal 1998. Cost of services as a percentage of revenues decreased to 67.3% in fiscal 1999 from 67.5% in fiscal 1998. The decrease in cost of services as a percentage of revenues is the result of improved operating efficiencies in our filtration management and container cleaning service lines offset by the loss of revenues related to the General Motors strike and the fire at our Austin facility.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $9.6 million, or 57.4%, to $26.3 million in fiscal 1999 from $16.7 million in fiscal 1998. As a percentage of revenues, selling, general and administrative expenses were 17.9% in both fiscal 1999 and 1998. The increase in selling, general and administrative expenses is primarily due to the overhead costs assumed in the 14 acquisitions noted above, costs associated with our status as a public company and other investments in our infrastructure to support overall growth.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $3.3 million, or 91.4%, to $6.8 million in fiscal 1999 from $3.6 million in fiscal 1998. Depreciation and amortization increased as a percentage of revenues to 4.7% in fiscal 1999 from 3.8% in fiscal 1998. This increase is a result of additional goodwill and other intangible assets arising out of the 14 acquisitions noted above and additional capital expenditures related to our growth.

     INCOME AND OPERATIONS. Income from operations increased by $4.8 million, or 47.7%, to $14.9 million in fiscal 1999 from $10.1 million in fiscal 1998. Income from operations decreased as a percentage of revenues to 10.1% in fiscal 1999 from 10.8% in fiscal 1998. The increase in income from operations is due to the factors discussed above. The decrease in operating margin is related to the General Motors strike and the fire at our Austin facility. We believe that in the absence of these two events, the operating margin would have approximated that of fiscal 1998.

     Income from operations in the Industrial Facilities Support Services segment increased by $4.1 million, or 30.6%, to $17.3 million in fiscal 1999 from $13.2 million in fiscal 1998. This increase is primarily the result of strong internal growth, improved operating efficiencies in our industrial container cleaning service line and the acquisitions noted above. Income from operations decreased as a percentage of revenues to 16.6% in fiscal 1999 from 18.5% in fiscal 1998. This decrease in operating margin is due to the lost revenues related to the General Motors strike and the fire at our Austin facility offset by the improved operating efficiencies in our industrial container cleaning service line.

     Income from operations in the Industrial Filtration Products and Services segment increased by $2.2 million, or 112.5%, to $4.2 million in fiscal 1999 from $2.0 million in fiscal 1998. Income from operations increased as a percentage of revenues to 9.7% in fiscal 1999 from 9.0% in fiscal 1998. This increase in operating margin is due to improved operating and administrative efficiencies within this segment.

     INTEREST EXPENSE, NET. Immediately following our initial public offering, we had no borrowings under our previous credit facility with our banks. For this reason, interest expense has been eliminated in the adjusted pro forma information through the first five months of fiscal 1998 to give effect as if the repayment of our debt obligations from the proceeds of our initial public offering had occurred as of the beginning of the period. Reported interest expense in fiscal 1999 is the result of new borrowings subsequent to our initial public offering, primarily resulting from the 14 acquisitions noted above.

     PROVISIONS FOR INCOME TAXES. Prior to October 31, 1997, MPW Industrial Services, Inc. was an S Corporation for income tax purposes and did not record a provision for federal and some state income taxes. The provision for income taxes in fiscal 1999 and in the adjusted pro forma information for fiscal 1998 reflects an effective rate of 40%.

     NET INCOME AND NET INCOME PER SHARE. Net income increased by $1.0 million, or 17.3%, to $6.9 million in fiscal 1999 from $5.9 million in fiscal 1998. Assuming dilution, net income per share increased to $0.60 in fiscal 1999 from $0.54 in fiscal 1998. These increases are due to the factors discussed above. Weighted average common shares outstanding used in the calculation of net income per share for fiscal 1998 assumes that our initial public offering and repurchase of minority interests had occurred at the beginning of the period.

FISCAL 1998 COMPARED TO FISCAL 1997

     BASIS OF PRESENTATION. Our analysis of fiscal 1998 compared to fiscal 1997 utilizes the adjusted pro forma information as provided in the tables above.

     REVENUES. Revenues increased by $20.5 million, or 28.1%, to $93.4 million in fiscal 1998 from $72.9 million in fiscal 1997. The internal rate of growth in revenues in fiscal 1998 was 18.5%. Our internal growth was aided by new customers, cross-marketing and an expansion of services to existing customers and geographic expansion. Revenues also increased in fiscal 1998 as a result of the four acquisitions completed in fiscal 1998.

     Revenues in the Industrial Facilities Support Services segment increased by $9.8 million, or 16.0%, to $71.5 million in fiscal 1998 from $61.6 million in fiscal 1997. The internal rate of growth in revenues for this segment in fiscal 1998 was 13.3%. The remaining increase is the result of the acquisitions noted above, which contributed an aggregate of $1.6 million of revenues.

     Revenues in the Industrial Filtration Products and Services segment increased by $10.7 million, or 94.5%, to $22.0 million in fiscal 1998 from $11.3 million in fiscal 1997. This increase is primarily the result of the acquisition noted above, which contributed an aggregate of $5.4 million of revenues. The internal rate of growth in revenues for this segment in fiscal 1998 was 46.9%.

     COST OF SERVICES. Cost of services increased by $14.6 million, or 30.0%, to $63.0 million in fiscal 1998 from $48.5 million in fiscal 1997. Cost of services as a percentage of revenues increased to 67.5% in fiscal 1998 from 66.5% in fiscal 1997. The increase in cost of services as a percentage of revenues is the result of a greater percentage of revenues being derived in fiscal 1998 from our industrial filtration management customers and from some of our industrial cleaning and facility maintenance customers from which we experienced lower margins as compared to fiscal 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.4 million, or 16.8%, to $16.7 million in fiscal 1998 from $14.3 million in fiscal 1997. Selling, general and administrative expenses decreased as a percentage of revenues to 17.9% in fiscal 1998 from 19.6% in fiscal 1997. The increase in selling, general and administrative expenses is primarily due to the four acquisitions completed in fiscal 1998, costs associated with our status as a public company and other investments in our infrastructure to support overall growth.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $535,000, or 17.6%, to $3.6 million in fiscal 1998 from $3.0 million in fiscal 1997. This increase is a result of additional capital expenditures relating to our growth and additional goodwill arising out of the four acquisitions completed in fiscal 1998. Depreciation and amortization decreased as a percentage of revenues to 3.8% in fiscal 1998 from 4.2% in fiscal 1997. This decrease as a percentage of revenues is primarily due to revenue growth in the industrial container cleaning and industrial water service lines for which capital investments were made in prior years and to growth in revenues in our filtration management service line that requires less capital investment than our other service lines.

     INCOME FROM OPERATIONS. Income from operations increased by $3.0 million, or 42.6%, to $10.1 million in fiscal 1998 from $7.1 million in fiscal 1997. Income from operations also increased as a percentage of revenues to 10.8% in fiscal 1998 from 9.7% in fiscal 1997. The increase in income from operations and the improved operating margin are due to the factors discussed above.

     Income from operations in the Industrial Facilities Support Services segment increased by $2.1 million or 19.2%, to $13.2 million in fiscal 1998 from $11.1 million in fiscal 1997. Income from operations increased as a percentage of revenues to 18.5% in fiscal 1998 from 18.0% in fiscal 1997. This increase in operating margin is due to the leveraging of investments we made in this segment during fiscal 1997 and 1998 that were made to support this segment's planned growth and improvements in administrative efficiencies offset by the margins we experienced in some of our industrial cleaning and facility maintenance customers.

     Income from operations in the Industrial Filtration Products and Services segment increased by $1.0 million, or 104.7%, to $2.0 million in fiscal 1998 from $1.0 million in fiscal 1997. Income from operations increased as a percentage of revenues to 9.0% in fiscal 1998 from 8.5% in fiscal 1997. This increase in operating margin is due to improved operating efficiencies within this segment.

     INTEREST EXPENSE, NET. Immediately following our initial public offering, we had no borrowings under our prior credit facility with our banks. For this reason, interest expense has been eliminated in the adjusted pro forma information in fiscal 1997 and through the first five months of fiscal 1998 to give effect as if the repayment of our debt obligations from the proceeds of our initial public offering had occurred as of the beginning of each period. Adjusted pro forma interest expense in fiscal 1998 is the result of new borrowings subsequent to our initial public offering, primarily resulting from the four acquisitions completed in fiscal 1998.

     PROVISION FOR INCOME TAXES. Prior to October 31, 1997, MPW Industrial Services, Inc. was an S Corporation for income tax purposes and did not record a provision for federal and some state income taxes. The provision for income taxes in the adjusted pro forma information reflects an effective rate of 40% for each of the periods presented prior to our initial public offering.

     NET INCOME AND NET INCOME PER SHARE. Net income increased by $1.6 million, or 38.0%, to $5.9 million in fiscal 1998 from $4.3 million in fiscal 1997. Assuming dilution, net income per share increased to $0.54 in fiscal 1998 from $0.40 in fiscal 1997. These increases are due to the factors discussed above. Weighted average common shares outstanding used in the calculation of net income per share for fiscal 1997 and 1998 assumes that our initial public offering and repurchase of minority interests had occurred at the beginning of each of the periods presented.

QUARTERLY RESULTS AND SEASONALITY

     Our results of operations tend to vary seasonally, with the least amount of revenues generated in the third quarter, higher revenues in the second quarter and the greatest amount of revenues in the first and fourth quarters. Our quarterly results of operations may fluctuate significantly as a result of a number of factors over which we have no control, including our customers' budgetary constraints, the timing and duration of our customers' planned maintenance activities and shutdowns, changes in our competitors pricing policies and general economic conditions. Also, some operating and fixed costs remain relatively constant throughout the fiscal year that, when offset by differing levels of revenues, may result in fluctuations in quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, we had cash and cash equivalents of $318,000 and working capital of $28.3 million. During fiscal 1999, we used $1.4 million for operating activities and made capital investments of $14.5 million, net of the insurance reimbursement for capital items destroyed in the fire at our Austin facility.

     During the period following our initial public offering through June 30, 1998, we borrowed $15.9 million primarily for the four acquisitions completed in fiscal 1998 and for working capital needs. During fiscal 1999, we completed ten acquisitions that required an aggregate of $29.3 million in cash and the issuance of 272,298 shares of our common stock.

     The borrowings under our revolving credit facility reached $64.6 million as of June 30, 1999. Subsequent to June 30, 1999, we completed one additional acquisition that required an aggregate of $2.0 million in cash. Our current borrowings under our revolving credit facility are approximately $73.0 million.

     Subsequent to our initial public offering, we initially operated under our previous credit facility with our principal banks, which, as amended, provided us with $50.0 million of credit availability. Effective November 2, 1998, we entered into our existing credit facility to replace our previous credit facility. The current credit facility, as amended, provides us with $85.0 million of revolving credit availability for a three-year period, subject to extension by the banks each year on the anniversary of the agreement. Under the terms of our current credit facility, the entire $85.0 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowing under our current credit facility is at rates, based on the prime or Eurodollar rate, that we believe to be very favorable. Availability of borrowing is subject to the maintenance of a minimum level of net worth, specific levels of interest coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization that we believe will not affect the availability of borrowings under our current credit facility.

     We intend to continue our strategy of supplementing our internal growth and expanding our service offerings through acquisitions. We continue to explore acquisition opportunities and we currently have agreements in principle to purchase other companies that may require the utilization of up to an aggregate of $4.5 million in cash.

     We believe that cash on hand as of June 30, 1999, cash flow from operations and available borrowings under our credit facility will be sufficient to fund our currently planned capital projects, potential acquisitions and operations for the foreseeable future. If sufficient acquisition opportunities of significant size develop that would extend our borrowing beyond the capacity of our credit facility, we may be required to obtain additional financing.

YEAR 2000 ISSUE

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize a date using "00" as the year 1900 rather than the year

2000. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

     We recognize the need to ensure that year 2000 software failures will not adversely impact our operations. Our main information technology (IT) operating and financial system became year 2000 compliant effective with a normal software upgrade completed in December 1997. We have identified major areas of potential business impact from other IT systems and non-IT devices and initial conversions through normal upgrades and replacements are underway and expected to be completed by October 31, 1999. Non-IT devices include our machinery and equipment used to deliver services. These are not materially reliant on embedded technology potentially impacted by the year 2000 issue. We expect the cost of achieving year 2000 compliance for the remaining IT systems and non-IT devices is to be less than $100,000 over the cost of normal software upgrades and replacements.

     We are not materially reliant on third party systems (e.g. electronic data interchange) to conduct business. In addition, we have initiated communications with significant vendors, customers and other third parties to confirm their plans to become year 2000 ready and assess any possible risk to or effects on our operations. The responses from these third parties are being evaluated and incorporated into the current detailed assessment scheduled to be completed by September 30, 1999. We intend to develop contingency plans for significant third parties determined to be at high risk of noncompliance or business disruption as well as continue to monitor during 1999 the progress of those third parties that could materially affect the operations of MPW. There can be no assurance that we will correctly anticipate the level, impact or duration of noncompliance by third parties, or that our contingency plan will be sufficient to mitigate the impact.

INFLATION

     The effects of inflation on our operations were not significant during the periods presented in the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. Our primary market risk exposure relates to interest rate risk. We have a balance of $64.6 million on our revolving credit facility at June 30, 1999, which is subject to a variable rate of interest based on the prime or Eurodollar rate. Assuming borrowings at June 30, 1999, a one hundred basis point change in interest rates would impact net interest expense by approximately $646,000 per year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
  MPW Industrial Services Group, Inc.

     We have audited the accompanying consolidated balance sheets of MPW Industrial Services Group, Inc. and subsidiaries as of June 30, 1998 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPW Industrial Services Group, Inc. and subsidiaries at June 30, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Columbus, Ohio
August 3, 1999

                      MPW INDUSTRIAL SERVICES GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   JUNE 30,
                                                              -------------------
                                                               1998        1999
                                                              -------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   507    $    318
  Accounts receivable, net..................................   19,386      35,744
  Inventories...............................................    4,959       9,044
  Deferred income taxes.....................................    1,439       1,492
  Prepaid expenses..........................................    1,178       1,868
  Other current assets......................................      351         973
                                                              -------    --------
                                                               27,820      49,439
Property and equipment, net.................................   28,593      41,429
Noncurrent assets:
  Intangibles, net..........................................   15,514      50,946
  Other assets..............................................      440         436
                                                              -------    --------
          Total assets......................................  $72,367    $142,250
                                                              =======    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 6,279    $  9,968
  Accrued compensation and related taxes....................    3,729       4,638
  Current maturities of noncurrent liabilities..............    2,615         714
  Other accrued liabilities.................................    3,768       5,846
                                                              -------    --------
                                                               16,391      21,166
Noncurrent liabilities:
  Long-term debt............................................   14,296      65,475
  Deferred income taxes.....................................    1,192       4,456
  Other.....................................................      767         312
                                                              -------    --------
                                                               16,255      70,243
Minority interest...........................................       --       1,275
Shareholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding...........       --          --
  Common stock, no par value; 30,000,000 shares authorized;
     10,496,647 and 10,784,945 shares issued and outstanding
     at June 30, 1998 and 1999, respectively................      105         108
  Additional paid-in capital................................   37,591      40,531
  Retained earnings.........................................    2,025       8,927
                                                              -------    --------
                                                               39,721      49,566
                                                              -------    --------
          Total liabilities and shareholders' equity........  $72,367    $142,250
                                                              =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                               1997       1998        1999
                                                              -------    -------    --------
Revenues....................................................  $72,908    $93,416    $147,197
Costs and expenses:
  Cost of services..........................................   48,460     63,012      99,113
  Selling, general and administrative expenses..............   13,603     16,657      26,303
  Depreciation and amortization.............................    3,655      3,610       6,846
  Deferred stock option compensation........................    2,764      3,415          --
                                                              -------    -------    --------
  Total costs and expenses..................................   68,482     86,694     132,262
                                                              -------    -------    --------
Income from operations......................................    4,426      6,722      14,935
Interest expense, net.......................................      974        874       3,448
Minority earnings...........................................      207        119          --
                                                              -------    -------    --------
Income from operations before income taxes..................    3,245      5,729      11,487
Provision for income taxes..................................    1,085        336       4,595
                                                              -------    -------    --------
Net income..................................................  $ 2,160    $ 5,393    $  6,892
                                                              =======    =======    ========
Pro forma information (see Note 8):
  Historical income from operations before income taxes.....  $ 3,245    $ 5,729    $ 11,487
  Pro forma taxes on income.................................    1,298      2,292       4,595
                                                              -------    -------    --------
  Pro forma net income......................................  $ 1,947    $ 3,437    $  6,892
                                                              =======    =======    ========
  Pro forma net income per common share.....................  $  0.31    $  0.40    $   0.64
                                                              =======    =======    ========
  Pro forma net income per common share, assuming
     dilution...............................................  $  0.29    $  0.37    $   0.60
                                                              =======    =======    ========
  Weighted average common shares outstanding................    6,200      8,604      10,734
  Weighted average common shares outstanding, assuming
     dilution...............................................    6,765      9,290      11,521

  The accompanying notes are an integral part of these consolidated financial statements.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                        COMMON STOCK      ADDITIONAL
                                                       ---------------     PAID-IN      RETAINED
                                                       SHARES   AMOUNT     CAPITAL      EARNINGS
                                                       ------   ------    ----------    --------
Balance at July 1, 1996..............................   6,200    $ 62      $    64      $ 15,941
  Net income.........................................      --      --           --         2,160
  Distributions......................................      --      --           --        (1,161)
  Distribution of previously consolidated
     affiliate.......................................      --      --           --        (1,359)
  Capital contributions..............................      --      --          773            --
  Deferred translation adjustment....................      --      --           --            (2)
                                                       ------    ----      -------      --------
Balance at June 30, 1997.............................   6,200      62          837        15,579
  Net income.........................................      --      --           --         5,393
  Distributions......................................      --      --           --       (22,442)
  Capital contributions..............................      --      --          233            --
  Reclassification of retained earnings..............      --      --       (3,495)        3,495
  Issuance of common stock:
     Initial public offering, net of related
       expenses......................................   3,988      40       32,053            --
     Acquisitions....................................     293       3        2,946            --
     Stock plans.....................................      16      --          112            --
  Elimination of deferred stock option compensation
     liability, net of taxes.........................      --      --        4,905            --
                                                       ------    ----      -------      --------
Balance at June 30, 1998.............................  10,497     105       37,591         2,025
  Net income.........................................      --      --           --         6,892
  Issuance of common stock:
     Acquisitions....................................     272       3        2,847            --
     Stock plans.....................................      16      --           93            --
  Deferred translation adjustment....................      --      --           --            10
                                                       ------    ----      -------      --------
Balance at June 30, 1999.............................  10,785    $108      $40,531      $  8,927
                                                       ======    ====      =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                1997        1998        1999
                                                              --------    --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income..................................................  $  2,160    $  5,393    $  6,892
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................     2,953       3,384       5,008
  Amortization..............................................       702         226       1,838
  (Gain) loss on disposals of assets........................        76         (12)         70
  Minority interest.........................................       207         119          --
  Deferred stock option compensation........................     2,764       3,415          --
  Deferred income taxes.....................................        --        (247)      2,771
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (2,043)     (4,098)    (11,328)
     Inventories............................................    (1,729)     (1,008)     (1,692)
     Prepaid expenses and other assets......................      (267)        128      (2,554)
     Accounts payable.......................................      (663)      1,987       1,797
     Other accrued liabilities..............................       835      (3,395)     (4,154)
                                                              --------    --------    --------
Net cash (used in) provided by operating activities.........     4,995       5,892      (1,352)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (5,932)     (8,373)    (16,214)
Purchase of businesses, net of acquired cash................        --     (12,303)    (29,246)
Proceeds from the disposal of property and equipment........       151         113       2,623
                                                              --------    --------    --------
Net cash used in investing activities.......................    (5,781)    (20,563)    (42,837)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net.................        --      32,146          62
Proceeds from revolving credit facility.....................    32,668      26,361     115,356
Payments on revolving credit facility.......................   (28,883)    (28,513)    (55,108)
Proceeds from notes payable.................................        --      14,500       6,804
Payments on notes payable...................................      (880)    (11,169)    (23,006)
Payments on AAA Notes.......................................        --     (17,600)         --
Payments on capital lease obligations.......................      (644)        (27)       (108)
Proceeds from capital contributions.........................       773         233          --
Distributions to shareholders...............................    (2,267)     (1,242)         --
                                                              --------    --------    --------
Net cash provided by financing activities...................       767      14,689      44,000
                                                              --------    --------    --------
Increase (decrease) in cash and cash equivalents............       (19)         18        (189)
Cash and cash equivalents at beginning of year..............       508         489         507
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $    489    $    507    $    318
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (FOR THE YEARS ENDED JUNE 30, 1997, 1998 AND 1999)

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

     From November 1998 through January 1999, the Company entered into a new service line effective with its acquisitions of six technical cleanroom cleaning and related services companies (see Note 3 below for further information about the individual acquisitions). These six acquisitions were made by a newly created, wholly-owned subsidiary of the Company, Pentagon Technologies Group, Inc. ("Pentagon").

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

     INTANGIBLES Intangibles include costs in excess of net assets of acquired businesses ("goodwill") of $15,115,000 and $42,318,000 and other intangible assets of $399,000 and $8,628,000 as of June 30, 1998 and 1999, respectively. Goodwill, resulting primarily from certain acquisitions accounted for using the purchase method of accounting, is amortized on a straight-line basis over periods not exceeding 25 years. Other intangible assets include patents, covenants not-to-compete and customer lists and are amortized on a straight-line basis over

                      MPW INDUSTRIAL SERVICES GROUP, INC.

periods ranging from 5 to 20 years. Accumulated amortization of intangibles as of June 30, 1998 and 1999 was $580,000 and $2,265,000, respectively.

     MINORITY INTEREST Minority interest as of June 30, 1999 represents certain equity interests in Pentagon that were issued in connection with certain of its recent acquisitions. These equity interests are in the form of a preferred stock of Pentagon. The amount presented in the balance sheet as of June 30, 1999 represents the estimated value of the preferred stock based on 17% of the underlying equity of Pentagon. See Note 12.

     FINANCIAL INSTRUMENTS Financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term debt. The carrying value of all financial instruments at June 30, 1998 and 1999 approximated their fair value.

     INCOME TAXES The Company follows Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This accounting standard requires that the liability method be used in accounting for income taxes. Under this accounting method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that apply in the periods in which the deferred tax asset or liability is expected to be realized or settled.

     COMPREHENSIVE INCOME In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that an enterprise report the change in its equity during the period from non-owner sources as other comprehensive income. The Company has evaluated the statement and determined that the only item in addition to pro forma net income that would be included in comprehensive income is the foreign currency deferred translation adjustment. Comprehensive income for the years ended June 30, 1997, 1998 and 1999 is $1,945,000, $3,437,000 and
$6,902,000, respectively.

     STATEMENT OF CASH FLOWS The Company considers all short-term deposits and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash paid for income taxes for fiscal 1997, 1998 and 1999 was $525,000, $2,074,000 and $1,884,000, respectively. Cash paid for interest was $1,255,000, $921,000 and $2,820,000 for fiscal 1997, 1998 and 1999, respectively. During fiscal 1998, the Company redeemed $3,600,000 of the AAA Notes (as hereinafter defined) as consideration for the sale of a corporate aircraft to an entity controlled by its principal shareholder.

     USE OF ESTIMATES The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

     RECLASSIFICATIONS Certain amounts presented as of June 30, 1998 have been reclassified to conform to the June 30, 1999 presentation.

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

RESTRUCTURING OF THE COMPANY AND TERMINATION OF INDUSTRIAL'S S CORPORATION
STATUS

     In connection with the Offering, effective October 31, 1997, MPW Industrial Services, Inc. ("Industrial") and its subsidiaries were restructured resulting in the creation of the Company. In connection with this restructuring, Industrial's S Corporation status was terminated. Prior to this termination, Industrial made a distribution to the S Corporation shareholders in the amount of $21,200,000 for undistributed earnings associated with Industrial's S Corporation status. These distributions were made through Industrial's issuance of promissory notes to such shareholders (the "AAA Notes"), of which $13,400,000 was subsequently paid off with the Offering proceeds. The remaining $7,800,000 was paid as follows: (i) $4,200,000 in cash on April 15, 1998 and (ii) $3,600,000 redeemed in connection with the sale of a corporate aircraft to an entity controlled by the Company's principal shareholder.

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

NOTE 3.  ACQUISITIONS

     TANK MANAGEMENT Effective August 1, 1998, the Company purchased substantially all of the assets of Tank Management, Inc. ("Tank Management") for an aggregate consideration of $5,750,000. The consideration included the issuance of 114,318 shares of common stock of the Company, representing an aggregate value of $1,250,000. The purchase price may be increased upon the achievement of certain new customer sales objectives for the Tank Management facility over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Tank Management from the effective acquisition date through June 30, 1999.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     GAUTHIER ENTERPRISES Effective August 1, 1998, the Company acquired all of the outstanding stock of Gauthier Enterprises, Inc., a Michigan corporation ("Gauthier Enterprises"), for an aggregate consideration of $3,000,000. The consideration included the issuance of 89,236 shares of common stock of the Company, representing an aggregate value of $1,000,000. The purchase price may be increased by $3,000,000, or more or less, contingent upon the achievement of certain revenue and operating objectives over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Gauthier Enterprises from the effective acquisition date through June 30, 1999.

     SUPPORT SYSTEMS Effective November 1, 1998, the Company acquired all of the outstanding stock of Support Systems, Inc., a New York corporation ("Support Systems"), for an aggregate consideration of $6,011,000. The consideration included the issuance of preferred stock of Pentagon, representing 2% of the equity of Pentagon. The purchase price may be increased by $3,000,000, or more or less, contingent upon the achievement of certain revenue and operating objectives over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Support Systems from the effective acquisition date through June 30, 1999.

     ENVIROSAFE Effective November 1, 1998, the Company acquired all of the outstanding stock of Envirosafe Technical Cleaning, Inc., an Arizona corporation ("Envirosafe"), for an aggregate consideration of $2,500,000. The consideration included the issuance of 57,266 shares of common stock of the Company, representing an aggregate value of $500,000. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Envirosafe from the effective acquisition date through June 30, 1999.

     TEC INTERNATIONAL Effective November 1, 1998, the Company purchased substantially all of the assets of Technological Environment Cleaning International Company ("TEC International") for an aggregate consideration of $6,000,000. The consideration included the issuance of preferred stock of Pentagon, representing 8% of the equity of Pentagon. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of TEC International from the effective acquisition date through June 30, 1999.

     SURESCO Effective November 1, 1998, the Company purchased substantially all of the assets of Suresco, Inc. ("Suresco") for an aggregate consideration of $1,375,000. The consideration included the issuance of 11,478 shares of common stock of the Company, representing an aggregate value of $100,000. The consideration also included the issuance of preferred stock of Pentagon, representing 2% of the equity of Pentagon. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Suresco from the effective acquisition date through June 30, 1999.

     DRYDEN ENGINEERING Effective December 31, 1998, the Company acquired all of the outstanding stock of Dryden Engineering, Inc., a California corporation ("Dryden Engineering"), for an aggregate consideration of $3,325,000. The consideration included the issuance of preferred stock of Pentagon, representing 4% of the equity of Pentagon. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Dryden Engineering from the effective acquisition date through June 30, 1999.

     WTW SYSTEMS Effective December 31, 1998, the Company purchased substantially all of the assets of WTW Systems, Inc. ("WTW Systems") for an aggregate cash consideration of $1,283,000. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of WTW Systems from the effective acquisition date through June 30, 1999.

     BIOCON Effective January 1, 1999, the Company purchased substantially all of the assets of Biocon, a division of Performance Solutions-Biocon, LLC for an aggregate consideration of $2,366,000. The consideration

                      MPW INDUSTRIAL SERVICES GROUP, INC.

included the issuance of preferred stock of Pentagon, representing 1% of the equity of Pentagon. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Biocon from the effective acquisition date through June 30, 1999.

     MID-OHIO INDUSTRIAL Effective February 1, 1999, the Company purchased substantially all of the assets of Mid-Ohio industrial Services, Inc. ("Mid-Ohio Industrial") for an aggregate cash consideration of $2,550,000. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Mid-Ohio Industrial from the effective acquisition date through June 30, 1999.

     ESI INTERNATIONAL Effective October 1, 1997, the Company acquired all of the outstanding stock of ESI International, Inc., a Tennessee corporation, and purchased all of the members' interests in ESI North, Limited, an Ohio limited liability company (collectively "ESI International"), for aggregate consideration of $4,903,000 and $1,043,000 of assumed liabilities. The consideration included the issuance of 110,029 shares of common stock of the Company, representing an aggregate value of $960,000. The purchase price may be increased by a maximum of $600,000 contingent upon the achievement of certain revenue and operating objectives over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of ESI International from the effective acquisition date through June 30, 1999.

     THE VINEWOOD COMPANIES Effective April 7, 1998, the Company purchased substantially all of the assets of Vinewood Corp., Vinewood of Ohio, Inc., D.R.C. Enterprises, Inc. and R.C.R. Leasing Company (collectively the "Vinewood Companies") for aggregate consideration of $8,490,000. The consideration included the issuance of 55,427 shares of common stock of the Company, representing an aggregate value of $600,000. The purchase price may be increased by a maximum of $1,000,000 contingent upon the achievement of certain revenue and operating objectives over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of the Vinewood Companies from the effective acquisition date through June 30, 1999.

     STRAIGHTLINE OPTICAL SERVICE Effective April 21, 1998, the Company purchased substantially all of the assets of Straightline Optical Service, Inc. ("SOS") for aggregate consideration of $1,110,000 and approximately $120,000 of assumed liabilities. The consideration included the issuance of 50,808 shares of common stock of the Company, representing an aggregate value of $550,000. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of SOS from the effective acquisition date through June 30, 1999.

     MAINTENANCE CONCEPTS Effective June 1, 1998, the Company acquired all of the outstanding stock of Maintenance Concepts, Inc., an Ohio corporation ("Maintenance Concepts"), for aggregate consideration of $2,435,000 and $2,181,000 of assumed liabilities. The consideration included the issuance of 39,216 shares of common stock of the Company, representing an aggregate value of $500,000. The acquisition has been accounted for using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of Maintenance Concepts from the effective acquisition date through June 30, 1999.

     The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid based on the achievement of certain objectives. Such additional consideration is paid in cash, common stock of the Company, or a combination thereof, and is capitalized as goodwill. During the fiscal year ended June 30, 1999, the Company paid additional consideration of $958,000, of which $250,000 related to the issuance of 29,347 shares of the Company's common stock. Subsequent to June 30, 1999, the Company accrued for additional payments of $3,144,000, of which $520,000 related to the issuance of 54,484 shares of the Company's common stock.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     The following table sets forth the unaudited consolidated proforma results of operations for fiscal 1998 and 1999 giving effect to the acquisitions noted above as if such acquisitions had occurred on July 1, 1997 and based on an effective tax rate of 40%:

                                                  YEAR ENDED JUNE 30,
                                                 ----------------------
                                                   1998         1999
                                                 ---------    ---------
                                                 (IN THOUSANDS, EXCEPT
                                                    PER SHARE DATA)
Revenues.......................................  $161,028     $162,452
Net income.....................................     3,625        7,343
Net income per common share, assuming
  dilution.....................................      0.37         0.64

NOTE 4.  ACCOUNTS RECEIVABLE

     Accounts receivable is summarized as follows:

                                                        JUNE 30,
                                                   ------------------
                                                    1998       1999
                                                   -------    -------
                                                     (IN THOUSANDS)
Accounts receivable..............................  $20,344    $37,901
Less allowance for doubtful accounts.............      958      2,157
                                                   -------    -------
                                                   $19,386    $35,744
                                                   =======    =======

     The following is a summary of activity in the allowance for doubtful accounts:

                                               YEAR ENDED JUNE 30,
                                             ------------------------
                                             1997     1998      1999
                                             -----    -----    ------
                                                  (IN THOUSANDS)
Beginning balance..........................  $ 764    $ 714    $  958
Allowance for receivables acquired.........     --      190       730
Provision for bad debts....................    189      227       489
Account write-offs, net....................   (239)    (173)      (20)
                                             -----    -----    ------
Ending balance.............................  $ 714    $ 958    $2,157
                                             =====    =====    ======

NOTE 5.  PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                        JUNE 30,
                                                   ------------------
                                                    1998       1999
                                                   -------    -------
                                                     (IN THOUSANDS)
Land and buildings...............................  $ 3,603    $ 3,116
Motor vehicles and transportation equipment......   31,341     36,250
Machinery and equipment..........................   15,299     20,501
Leasehold improvements...........................    3,579      3,549
Furniture and fixtures...........................    1,829      5,890
Construction in progress.........................    2,139      5,718
                                                   -------    -------
                                                    57,790     75,024
Less accumulated depreciation and amortization...   29,197     33,595
                                                   -------    -------
                                                   $28,593    $41,429
                                                   =======    =======

                      MPW INDUSTRIAL SERVICES GROUP, INC.

NOTE 6.  LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                        JUNE 30,
                                                   ------------------
                                                    1998       1999
                                                   -------    -------
                                                     (IN THOUSANDS)
Revolving credit facility........................  $ 4,377    $64,625
Notes payable to financial institutions..........   11,135         --
Other............................................    1,399      1,564
                                                   -------    -------
                                                    16,911     66,189
Less current maturities..........................    2,615        714
                                                   -------    -------
                                                   $14,296    $65,475
                                                   =======    =======

     Prior to the Offering, the Company had various credit arrangements with its principal banks, including term notes and a revolving credit line with outstanding balances totaling $8,948,000 and $6,935,000, respectively. On December 5, 1997, the entire outstanding balance under these arrangements, $15,883,000, was repaid.

     Effective November 2, 1998, the Company entered into a new credit agreement with its principal banks (the "Credit Facility") to replace the previous credit agreement (the "Previous Credit Agreement"). The Previous Credit Agreement, as amended, provided the Company with $50,000,000 of available credit, of which $35,000,000 was available in the form of term notes. The Credit Facility, as amended, provides the Company with $85,000,000 of revolving credit availability for a three-year period, subject to extension by the banks each year on the anniversary of the agreement. Under the terms of the Credit Facility, the entire $85,000,000 is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowing under the Credit Facility currently bears interest at the prime rate or, at the Company's option, the Eurodollar market rate plus 1.875%. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of net worth, certain levels of interest coverage and maintenance of a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company also pays a commitment fee for unused portions of the Credit Facility of 0.40%.

     The revolving credit facility expires on November 30, 2001, at which time the principal balance outstanding, together with all accrued interest, will become immediately due and payable. There were $1,632,000 and $1,562,000 of letters of credit outstanding at June 30, 1998 and 1999, respectively. The weighted average interest rate for the revolving credit facility was 6.94% at June 30, 1999.

     In connection with acquisitions made during fiscal 1998, the Company issued unsecured promissory notes in the aggregate of $1,119,000. These notes are payable to the former owners of the acquired companies and have principal payments of $56,000 due quarterly through October 31, 2002. The outstanding balance of these notes at June 30, 1999 was $783,000.

     The aggregate maturities of long-term debt for the five years ending June 30 are: 2000, $714,000; 2001, $309,000; 2002, $64,933,000; 2003, $171,000; 2004,
$62,000.

NOTE 7.  LEASE COMMITMENTS

     The Company leases certain land and buildings under noncancelable operating leases with entities controlled by its principal shareholder. Prior to the restructuring of these leases in connection with the Offering, these leases had been treated as capital leases in the accompanying consolidated financial statements.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     The aggregate minimum rent commitment under noncancelable operating leases for the five years ending June 30 are: 2000, $2,356,000; 2001, $2,183,000; 2002,
$1,819,000; 2003, $1,639,000; 2004, $1,294,000; 2005 and thereafter, $693,000.

     Rental expense related to all operating leases, including short-term rentals, was approximately $944,000, $1,850,000 and $3,637,000 for fiscal 1997, 1998 and 1999, respectively.

NOTE 8.  INCOME TAXES

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

     The components of the provision for income taxes are as follows:

                                                       YEAR ENDED JUNE 30,
                                                    -------------------------
                                                     1997     1998      1999
                                                    ------    -----    ------
                                                         (IN THOUSANDS)
Current:
  Federal.........................................  $  663    $ 384    $1,433
  International...................................     105      131       101
  State and local.................................     317       68       448
                                                    ------    -----    ------
                                                     1,085      583     1,982
Deferred:
  Federal.........................................      --     (210)    2,221
  International...................................      --       --        --
  State and local.................................      --      (37)      392
                                                    ------    -----    ------
                                                        --     (247)    2,613
                                                    ------    -----    ------
                                                    $1,085    $ 336    $4,595
                                                    ======    =====    ======

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     The significant components of the Company's deferred tax asset and liability are as follows:

                                                         JUNE 30,
                                                     ----------------
                                                      1998      1999
                                                     ------    ------
                                                      (IN THOUSANDS)
Current deferred tax asset:
  Bad debt reserves..............................    $  383    $  863
  Workers compensation reserves..................       789       490
  IRC Section 481 adjustment.....................       408       408
  Prepaid expenses...............................      (354)     (496)
  Other..........................................       213       227
                                                     ------    ------
                                                     $1,439    $1,492
                                                     ======    ======
Long-term deferred tax liability:
  Property and equipment.........................    $1,605    $3,108
  IRC Section 481 adjustment.....................      (408)       --
  Intangible assets..............................        --     1,406
  Other..........................................        (5)      (58)
                                                     ------    ------
                                                     $1,192    $4,456
                                                     ======    ======

     Differences arising between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                         YEAR ENDED JUNE 30,
                                                        ----------------------
                                                        1997    1998     1999
                                                        ----    -----    -----
Federal tax at statutory rate.........................  34.0%    34.0%    34.0%
State and local taxes (net of federal benefit)........   4.0      4.5      4.5
Effect of S Corporation status........................  (6.2)   (21.4)      --
Cumulative effect of deferred tax recorded............    --    (12.3)      --
Nondeductible goodwill relating to acquisitions.......    --       --      2.0
Other.................................................   1.6      1.1     (0.5)
                                                        ----    -----    -----
                                                        33.4%     5.9%    40.0%
                                                        ====    =====    =====

     The pro forma income taxes presented in the Consolidated Statements of Income for the years ended June 30, 1997 and 1998 represent the estimated income taxes that would have been reported had Industrial been subject to federal and state income taxes for the periods presented.

NOTE 9.  EMPLOYEE BENEFITS

     The Company sponsors a Savings Plan, which qualifies for tax-deferred contributions under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"), that covers substantially all employees of the Company who are over 21 years of age with at least one year of continuous service. Employees covered by collective bargaining agreements are excluded from the 401(k) Plan. Contributions by eligible employees are matched at a rate of 50% of the first 6% of the employee's earnings contributed. Additional discretionary contributions may be made to the 401(k) Plan by the Company. Matching contributions approximated $160,000, $190,000 and $353,000 for fiscal 1997, 1998 and 1999, respectively.

NOTE 10.  STOCK OPTION PLANS

     1991 STOCK OPTION PLAN The Company's 1991 Stock Option Plan (the "1991 Plan") provided for the granting of up to 200,000 stock options to key management personnel. Effective with the Offering, no additional

                      MPW INDUSTRIAL SERVICES GROUP, INC.

options will be granted under the 1991 Plan and the Company's repurchase obligation upon exercise of stock options was terminated. As of June 30, 1999, 48,000 options are outstanding at an exercise price of $3.65 per share.

     1994 STOCK OPTION PLAN The Company's 1994 Stock Option Plan (the "1994 Plan") provided for the granting of up to 1,000,000 stock options to key management personnel. Effective with the Offering, no additional options will be granted under the 1994 Plan and the Company's repurchase obligation upon exercise of stock options was terminated. As of June 30, 1999, 849,000 options are outstanding at a weighted average exercise price of $2.44 per share.

     1997 STOCK OPTION PLAN On November 15, 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"), which provides for the granting of up to 1,200,000 stock options to officers, key employees, consultants and directors of the Company. Any options granted that lapse or are canceled are available for re-grant under the terms of the 1997 Plan. Stock option grants may be in the form of incentive stock options, non-qualified options, or a combination thereof. The exercise price of the stock options granted will be determined by the Compensation Committee of the Board of Directors of the Company which, in the case of incentive stock options, shall be equal to or greater than the market value per share on the date of grant and, in the case of non-qualified options shall not be less than 85% of the market value per share at the date of grant. The stock options vest over a period of time determined by the Compensation Committee and expire after ten years from the date of grant. Non-employee directors shall be granted 2,000 non-qualified options at the first annual shareholders meeting subsequent to the adoption of the 1997 Plan at which he or she is elected a director, and 1,000 options shall be granted at each subsequent annual shareholders meeting at which he or she is re-elected as a director. The non-employee director option grants vest after one full year from the date of grant and expire in ten years from the date of grant. Options covering 800,750 shares of common stock have been granted and 765,350 options are outstanding as of June 30, 1999 at a weighted average exercise price of $10.10 per share.

     The following table summarizes stock option activity:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                      NUMBER OF     EXERCISE PRICE
                                                      OPTIONS(#)     PER SHARE($)
                                                      ----------    --------------
                                                         (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)
Outstanding at July 1, 1996.........................       64            3.65
  Granted...........................................      880            2.46
  Expired or canceled...............................      (74)           2.62
  Exercised.........................................       --              --
                                                        -----
Outstanding at June 30, 1997........................      870            2.53
  Granted...........................................      572            9.35
  Expired or canceled...............................      (44)           9.00
  Exercised.........................................      (16)           3.26
                                                        -----
Outstanding at June 30, 1998........................    1,382            4.75
  Granted...........................................      330           10.94
  Expired or canceled...............................      (34)           6.66
  Exercised.........................................      (16)           8.66
                                                        -----
Outstanding at June 30, 1999........................    1,662            6.00
                                                        =====

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     The following summarizes information about stock options outstanding at June 30, 1999:

                     OPTIONS OUTSTANDING
              ---------------------------------   OPTIONS EXERCISABLE
                          WEIGHTED                --------------------
                          AVERAGE      WEIGHTED              WEIGHTED
  RANGE OF               REMAINING     AVERAGE                AVERAGE
  EXERCISE    OPTIONS   CONTRACTUAL    EXERCISE   OPTIONS    EXERCISE
  PRICE($)      (#)     LIFE (YEARS)   PRICE($)     (#)      PRICE($)
------------  -------   ------------   --------   --------   ---------
            (IN THOUSANDS, EXCEPT PER SHARE AND YEAR DATA)
        3.65      48        1.5          3.65        48        3.65
2.14 -  3.23     849        5.6          2.44       702        2.44
7.65 - 13.13     765        8.4         10.10        59        9.11
               -----        ---         -----       ---        ----
               1,662        6.8          6.00       809        3.00
               =====        ===         =====       ===        ====

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

     Pro forma information disclosures regarding net income and earnings per share are required by SFAS No. 123 and have been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. Since the 1991 and 1994 Plans contained repurchase obligation provisions prior to the Offering, the pro forma information regarding pre-Offering net income and earnings per share related to the 1991 and 1994 Plans under SFAS No. 123 would not be materially different from reported amounts under APB No. 25. For purposes of determining the required pro forma information for fiscal 1998 and 1999, the fair value of options granted in fiscal 1998 and 1999 under the 1997 Plan and the fair value of 1991 and 1994 Plan options re-measured at the Offering price of $9.00 per share were estimated at the date of grant or re-measurement using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.75% and 6.00%, respectively, dividend yield of 0.0% for both years, volatility factor of the expected market price of the Company's common stock of 25% and 30%, respectively and a weighted average expected life of the options of 4.0 and 3.9 years, respectively. The weighted average estimated fair value of options granted and re-measured during fiscal 1998 and 1999 was $2.70 and $3.13 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for the Company's stock option plans been determined based on the fair value at the dates

                      MPW INDUSTRIAL SERVICES GROUP, INC.

of grant and re-measurement consistent with the methods prescribed by SFAS No. 123, the Company's proforma net income and earnings per share for fiscal 1998 and 1999 would have been as follows:

                                                 YEAR ENDED JUNE 30, 1998        YEAR ENDED JUNE 30, 1999
                                                --------------------------      --------------------------
                                                              PROFORMA FOR                    PROFORMA FOR
                                                AS REPORTED   SFAS NO. 123      AS REPORTED   SFAS NO. 123
                                                -----------   ------------      -----------   ------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Proforma net income...........................    $3,437         $2,323           $6,892         $6,262
Proforma net income per share.................      0.40           0.27             0.64           0.58
Proforma net income per share, assuming
  dilution....................................      0.37           0.25             0.60           0.54

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

NOTE 11.  EARNINGS PER SHARE

     The following table sets forth the computation of pro forma basic and diluted earnings per share (in thousands, except per share data):

                                                      YEAR ENDED JUNE 30,
                                                   --------------------------
                                                    1997      1998      1999
                                                   ------    ------    ------
Numerator for basic earnings per share -- pro
  forma net income.............................    $1,947    $3,437    $6,892
     Effect of assumed exercise of equity
       interest in Pentagon (Note 12)..........        --        --        --
                                                   ------    ------    ------
Numerator for diluted earnings per share -- pro
  forma net income after assumed conversions...    $1,947    $3,437    $6,892
                                                   ======    ======    ======
Denominator for basic earnings per
  share -- weighted average common shares......     6,200     8,604    10,734
       Effect of dilutive securities:
          Dilutive employee stock options......       565       686       670
          Preferred stock of Pentagon (Note
            12)................................        --        --       117
                                                   ------    ------    ------
     Dilutive potential common shares..........       565       686       787
Denominator for diluted earnings per
  share -- adjusted weighted average common
  shares and assumed conversions...............     6,765     9,290    11,521
                                                   ======    ======    ======
Pro forma net income per share.................    $ 0.31    $ 0.40    $ 0.64
                                                   ======    ======    ======
Pro forma net income per share, assuming
  dilution.....................................    $ 0.29    $ 0.37    $ 0.60
                                                   ======    ======    ======

     Options to purchase 100,000 and 433,250 shares of common stock at a weighted average price of $11.13 and $11.02 per share, respectively, were outstanding during fiscal 1998 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

NOTE 12.  EQUITY INTERESTS IN PENTAGON

     Preferred stock of Pentagon was issued in connection with certain of its recent acquisitions. The Pentagon Series A Preferred Stock pays dividends only when and if declared by the Board of Directors of Pentagon and is convertible into shares of Common Stock of Pentagon immediately prior to an initial public offering of, or sale of all or substantially all the stock or assets of, Pentagon. The shares of preferred stock may be sold or transferred to a third party only subject to a right of first refusal on the part of Pentagon. The holders of preferred stock have the right, commencing three years after issuance of the preferred stock, to sell shares of preferred stock to Pentagon or the Company at a purchase price based on the earnings before interest, taxes, depreciation and amortization times a multiple based on certain trading multiples of the Company or an assumed multiple of Pentagon. The annual amount of preferred stock of Pentagon to be purchased by the Company or Pentagon will be determined by the Board of Directors. The purchase price will be paid in common stock of the Company, or at the option of the Company, in cash.

     In addition to preferred stock, Pentagon has issued common stock options to certain of its executive officers representing an aggregate equity interest in Pentagon of 11% upon exercise.

NOTE 13.  RELATED PARTY TRANSACTIONS

     On August 9, 1996, the Company sold certain land and a commercial building to an entity controlled by its principal shareholder for $2,200,000. The transaction resulted in no gain or loss. On February 11, 1998, the Company redeemed $3,600,000 of the AAA Notes as consideration for the sale of a corporate aircraft to an entity controlled by its principal shareholder. The transaction resulted in a gain of $238,000 which has been deferred over the life of the lease described below. The Company rents certain land, buildings and equipment, including the commercial real estate and aircraft described above, from entities controlled by its principal shareholder under long-term lease agreements. Total payments related to these leases were $991,000, $1,211,000 and $1,336,000 for fiscal 1997, 1998 and 1999, respectively.

     The Company provides, from time to time, certain operational, administrative and financial services to Pro-Kleen Industrial Services, Inc. ("Pro-Kleen"), a portable sanitation services company wholly-owned by the Company's principal shareholder. No amounts were due from Pro-Kleen at June 30, 1998 and 1999.

NOTE 14.  OPERATING SEGMENTS

     The Company divides its business into two operating segments: Industrial Facilities Support Services ("Facilities Support") and Industrial Filtration Products and Services ("Filtration"). The Facilities Support segment consists of four service lines -- industrial cleaning and facility maintenance, cleanroom cleaning and related services, industrial process water purification and industrial container cleaning -- that provide a broad range of services to customers in manufacturing, utilities, semiconductor and other industries. The Filtration segment consists of only one service line -- industrial filtration management -- and provides air and liquid filtration devices, filtration media and consumable products, as well as engineering analysis to support comprehensive contamination control programs to the automotive industry and other industrial customers.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column primarily includes corporate related items and are not allocated to the Company's reportable segments.

                                                    FACILITIES
                                                     SUPPORT      FILTRATION     OTHER      TOTAL
                                                    ----------    ----------    -------    --------
                                                                    (IN THOUSANDS)
FISCAL 1999
Revenues..........................................   $104,150      $43,047      $    --    $147,197
Depreciation and amortization.....................      5,944          615          287       6,846
Income (loss) from operations.....................     17,280        4,197       (6,542)     14,935
Assets............................................    104,009       31,693        6,548     142,250
FISCAL 1998
Revenues..........................................   $ 71,454      $21,962      $    --    $ 93,416
Depreciation and amortization.....................      3,128          357          125       3,610
Income (loss) from operations.....................     13,253        1,975       (8,506)      6,722
Assets............................................     52,699       16,557        3,111      72,367
FISCAL 1997
Revenues..........................................   $ 61,616      $11,292      $    --    $ 72,908
Depreciation and amortization.....................      3,107           96          452       3,655
Income (loss) from operations.....................     11,193          965       (7,732)      4,426
Assets............................................     38,021        6,774          490      45,285

     The comparability of fiscal 1997 and 1998 to any other period is impacted by events that occurred and transactions that were recorded in connection with the Offering. See Note 2 above.

     The following table presents revenues by country based on the location of the customer.

                                                    YEAR ENDED JUNE 30,
                                               ------------------------------
                                                1997       1998        1999
                                               -------    -------    --------
                                                       (IN THOUSANDS)
United States................................  $72,378    $92,617    $142,912
All foreign countries........................      530        799       4,285
                                               -------    -------    --------
                                               $72,908    $93,416    $147,197
                                               =======    =======    ========

     Of the total value of long-lived assets reported by the Company, $92,707,000 are located in the United States and $104,000 are located in other countries. Long-lived assets include primarily property and equipment and intangible assets.

     During fiscal 1997, 1998 and 1999, the Company had revenues from General Motors Corporation of $7,581,000, $13,443,000 and $22,961,000, respectively.
Both of the Company's operating segments report revenues from General Motors Corporation. No other customer accounted for 10% or more of the Company's consolidated revenues in those fiscal years.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

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

                      MPW INDUSTRIAL SERVICES GROUP, INC.

NOTE 16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  QUARTER ENDED
                                                --------------------------------------------------
                                                SEPTEMBER 30    DECEMBER 31    MARCH 31    JUNE 30
                                                ------------    -----------    --------    -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1999
Revenues......................................    $29,837         $38,414      $38,147     $40,799
Income from operations........................      3,198           4,622        2,464       4,651
Net income....................................      1,599           2,267          826       2,200
Net income per common share...................       0.15            0.21         0.08        0.20
Net income per common share, assuming
  dilution....................................       0.14            0.20         0.07        0.19
FISCAL 1998
Revenues......................................    $21,756         $24,078      $21,021     $26,561
Income (loss) from operations.................      2,914            (494)       1,407       2,895
Pro forma net income (loss)...................      1,501            (438)         793       1,581
Pro forma net income (loss) per common
  share.......................................       0.24           (0.06)        0.08        0.15
Pro forma net income (loss) per common share,
  assuming dilution...........................       0.22           (0.06)        0.07        0.14

     The comparability of the first and second quarters of fiscal 1998 to any other period was impacted by events that occurred and transactions that were recorded in connection with the Offering. See Note 2 above.

NOTE 17.  SUBSEQUENT EVENTS (UNAUDITED)

     On August 10, 1999, the Company acquired substantially all of the assets of Thermal Coating, Inc. for an aggregate consideration of approximately $3,500,000.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in MPW's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 1999 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of the Company, see "Executive Officers of the Company" in Part I of this Form 10-K.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

     Report of Independent Auditors
     Consolidated Balance Sheets as of June 30, 1998 and 1999
     Consolidated Statements of Income for the Years Ended June 30, 1997, 1998 and 1999
     Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June 30, 1997, 1998 and 1999
     Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1998 and 1999
     Notes to Consolidated Financial Statements

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

 4(a)  Revolving Credit and Term Loan Agreement, dated as of
       November 2, 1998, among the Company and its subsidiaries and affiliates, Bank One, NA, and National City Bank of Columbus
       (filed as exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
 4(b) First Amendment to Revolving Credit and Term Loan Agreement, dated as of May 13, 1999, among the Company and its subsidiaries and affiliates, Bank One, NA, and National City
       Bank of Columbus (filed as exhibit 4(b) to the Company's
       Quarterly Report on Form 10-Q for the quarter ended March
       31, 1998, and incorporated herein by reference)
10(a) Amended and Restated 1997 Stock Option Plan (filed as exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference)*
10(b) Lease for Hebron, Ohio facility (filed as exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
10(c) Lease for Newark, Ohio facility (filed as exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
10(d)  First Lease Amendment for Chesterfield, Michigan facility
       (filed as exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
10(e)  Aircraft Purchase Agreement (filed as exhibit 10(e) to the
       Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
10(f)  Aircraft Lease (filed as exhibit 10(f) to the Company's
       Quarterly Report on Form 10-Q for the quarter ended December
       31, 1997, and incorporated herein by reference)
10(g)  Form of Severance Agreement by and between MPW Industrial
       Services Group, Inc. and Executive Officers (filed as
       Exhibit 10(e) to the Company's Registration Statement and incorporated herein by reference)*
10(h)  Form of Indemnification Agreement by and between MPW
       Industrial Services Group, Inc. and Directors (filed as
       Exhibit 10(f) to the Company's Registration Statement and incorporated herein by reference)*
10(i)  Form of Indemnification Agreement by and between MPW
       Industrial Services Group, Inc. and persons who are a Director and an Officer (filed as Exhibit 10(g) to the Company's Registration Statement and incorporated herein by reference)*
10(j)  Form of Indemnification Agreement by and between MPW
       Industrial Services Group, Inc. and Executive Officers
       (filed as Exhibit 10(h) to the Company's Registration
       Statement and incorporated herein by reference)*
10(k)  Lease for Newark, Ohio additional facility
   21  Subsidiaries of the Company
   23  Consent of Independent Auditors
   24  Powers of Attorney
   27  Financial Data Schedule

---------------
* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

     (b) There were no reports on Form 8-K filed during the three months ended June 30, 1999.

     (c) The response to this portion of Item 14 is included as Exhibits to this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of September, 1999.

                                          MPW INDUSTRIAL SERVICES GROUP, INC.

                                          By:       /s/ ROBERT J. GILKER
                                            ------------------------------------
                                                      Robert J. Gilker
                                                  Vice President, Law and
                                                        Administration
                                                       and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on September 27, 1999.

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

                         *                           President and Chief Operating Officer; Director
---------------------------------------------------
                    Ira O. Kane

                         *                           Vice President, Chief Financial Officer and
---------------------------------------------------  Assistant Secretary (Principal Financial and
                 Daniel P. Buettin                   Accounting Officer)

                         *                           Director
---------------------------------------------------
                 Pete A. Klisares

                         *                           Director
---------------------------------------------------
              Gerald Nilsson-Weiskott

                         *                           Director
---------------------------------------------------
                 Timothy A. Walsh

                         *                           Director
---------------------------------------------------
                 Scott N. Whitlock

                         *                           Director
---------------------------------------------------
                  J. Craig Wright

---------------

* The undersigned, pursuant to certain Powers of Attorney executed by each of the directors and officers noted above and previously filed or filed herewith contemporaneously with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

                                          By:       /s/ ROBERT J. GILKER
                                            ------------------------------------
                                                      Robert J. Gilker
                                                      Attorney-in-Fact

Dated: September 27, 1999

                                 EXHIBIT INDEX

  3(a) Amended and Restated Articles of Incorporation of the
       Company effective October 30, 1997 (filed as Exhibit 3(a) to the Company's Registration Statement on Form S-1 (File No.
       333-36887) ("Registration Statement"), and incorporated
       herein by reference)
  3(b) Amended and Restated Code of Regulations of the Company
       effective October 30, 1997 (filed as Exhibit 3(b) to the
       Company's Registration Statement and incorporated herein by reference)
  4(a) Revolving Credit and Term Loan Agreement, dated as of
       November 2, 1998, among the Company and its subsidiaries and affiliates, Bank One, NA, and National City Bank of Columbus
       (filed as exhibit 4 to the Company's Quarterly Report on
       Form 10-Q for the quarter ended September 30, 1998, and
       incorporated herein by reference)
  4(b) First Amendment to Revolving Credit and Term Loan Agreement,
       dated as of May 13, 1999, among the Company and its
       subsidiaries and affiliates, Bank One, NA, and National City
       Bank of Columbus (filed as exhibit 4(b) to the Company's
       Quarterly Report on Form 10-Q for the quarter ended March
       31, 1998, and incorporated herein by reference)
 10(a) Amended and Restated 1997 Stock Option Plan (filed as exhibit 10 to the Company's Quarterly Report on Form 10-Q
       for the quarter ended December 31, 1998, and incorporated
       herein by reference)*
 10(b) Lease for Hebron, Ohio facility (filed as exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by
       reference)
 10(c) Lease for Newark, Ohio facility (filed as exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by
       reference)
 10(d) First Lease Amendment for Chesterfield, Michigan facility
       (filed as exhibit 10(d) to the Company's Quarterly Report on
       Form 10-Q for the quarter ended December 31, 1997, and
       incorporated herein by reference)
 10(e) Aircraft Purchase Agreement (filed as exhibit 10(e) to the
       Company's Quarterly Report on Form 10-Q for the quarter
       ended December 31, 1997, and incorporated herein by
       reference)
 10(f) Aircraft Lease (filed as exhibit 10(f) to the Company's
       Quarterly Report on Form 10-Q for the quarter ended December
       31, 1997, and incorporated herein by reference)
 10(g) Form of Severance Agreement by and between MPW Industrial
       Services Group, Inc. and Executive Officers (filed as
       Exhibit 10(e) to the Company's Registration Statement and
       incorporated herein by reference)*
 10(h) Form of Indemnification Agreement by and between MPW
       Industrial Services Group, Inc. and Directors (filed as
       Exhibit 10(f) to the Company's Registration Statement and
       incorporated herein by reference)*
 10(i) Form of Indemnification Agreement by and between MPW
       Industrial Services Group, Inc. and person who are a
       Director and an Officer (filed as Exhibit 10(g) to the
       Company's Registration Statement and incorporated herein by reference)*
 10(j) Form of Indemnification Agreement by and between MPW
       Industrial Services Group, Inc. and Executive Officers
       (filed as Exhibit 10(h) to the Company's Registration
       Statement and incorporated herein by reference)*
 10(k) Lease for Newark, Ohio additional facility
 21    Subsidiaries of the Company
 23    Consent of Independent Auditors
 24    Powers of Attorney
 27    Financial Data Schedule

---------------
* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.