Form 10-Q
period 1999-09-30
MPW INDUSTRIAL SERVICES GROUP INC
filed 1999-11-15
CIK 1047098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
         [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For quarterly period ended September 30, 1999

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X[ No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

         As of October 31, 1999, 10,879,334 shares of the issuer's common stock, without par value, were outstanding.

                       MPW INDUSTRIAL SERVICES GROUP, INC.

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                                     PAGE
Item 1.           Financial Statements

                  Consolidated Balance Sheets as of September 30, 1999 (unaudited) and June 30, 1999...........3

                  Consolidated Statements of Operations for the three months ended September 30,
                  1999 and 1998 (unaudited)....................................................................4

                  Consolidated Statements of Cash Flows for the three months ended September 30,
                  1999 and 1998 (unaudited)....................................................................5

                  Notes to Consolidated Financial Statements (unaudited).......................................6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations........9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk..................................13


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings...........................................................................13

Item 2.           Changes in Securities and Use of Proceeds...................................................13

Item 3.           Defaults Upon Senior Securities.............................................................13

Item 4.           Submission of Matters to a Vote of Security Holders.........................................14

Item 5.           Other Information...........................................................................14

Item 6.           Exhibits and Reports on Form 8-K............................................................14


SIGNATURES        ............................................................................................15

EXHIBIT INDEX     ............................................................................................16

                       PART I. -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                     MPW INDUSTRIAL SERVICES GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                                                                 SEPTEMBER 30,   JUNE 30,
                                                                                                     1999          1999
                                                                                                   --------      --------
                                                                                                  (UNAUDITED)
                                            ASSETS
Current assets:
   Cash and cash equivalents                                                                       $    325      $    318
   Accounts receivable, net                                                                          38,972        35,744
   Inventories                                                                                        9,279         9,044
   Deferred income taxes                                                                              1,390         1,492
   Prepaid expenses                                                                                   1,734         1,868
   Other current assets                                                                               1,851           973
                                                                                                   --------      --------
                                                                                                     53,551        49,439

Property and equipment, net                                                                          45,567        41,429

Noncurrent assets:
   Intangibles, net                                                                                  56,915        50,946
   Other assets                                                                                         418           436
                                                                                                   --------      --------

Total assets                                                                                       $156,451      $142,250
                                                                                                   ========      ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                                $  9,893      $  9,968
   Accrued compensation and related taxes                                                             3,043         4,638
   Current maturities of noncurrent liabilities                                                         690           714
   Other accrued liabilities                                                                          7,159         5,846
                                                                                                   --------      --------
                                                                                                     20,785        21,166
Noncurrent liabilities:
   Long-term debt                                                                                    77,162        65,475
   Deferred income taxes                                                                              4,456         4,456
   Other                                                                                                221           312
                                                                                                   --------      --------
                                                                                                     81,839        70,243

Minority interest                                                                                     1,350         1,275

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and
     outstanding                                                                                       --            --
   Common stock, no par value; 30,000,000 shares authorized; 10,876,777 and 10,784,945 shares
     issued and outstanding at September 30, 1999 and June 30, 1999, respectively                       109           108
   Additional paid-in capital                                                                        41,409        40,531
   Retained earnings                                                                                 10,959         8,927
                                                                                                   --------      --------
                                                                                                     52,477        49,566
                                                                                                   --------      --------

Total liabilities and shareholders' equity                                                         $156,451      $142,250
                                                                                                   ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                    THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                   --------------------
                                                                     1999         1998
                                                                   -------      -------
                                                                       (UNAUDITED)
Revenues                                                           $46,396      $29,837

Costs and expenses:
   Cost of services                                                 31,295       19,958
   Selling, general and administrative expenses                      8,181        5,342
   Depreciation and amortization                                     2,230        1,339
                                                                   -------      -------
   Total costs and expenses                                         41,706       26,639
                                                                   -------      -------

Income from operations                                               4,690        3,198
Interest expense, net                                                1,310          489
                                                                   -------      -------
Income from operations before income taxes                           3,380        2,709
Provision for income taxes                                           1,352        1,110
                                                                   -------      -------

Net income                                                         $ 2,028      $ 1,599
                                                                   =======      =======

Net income per share                                               $  0.19      $  0.15
                                                                   =======      =======

Net income per share, assuming dilution                            $  0.17      $  0.14
                                                                   =======      =======

Weighted average common shares outstanding                          10,845       10,610
Weighted average common shares outstanding, assuming dilution       11,695       11,301

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                   -----------------------
                                                                                     1999            1998
                                                                                   --------       --------
                                                                                        (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                         $  2,028       $  1,599
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation                                                                       1,565          1,068
   Amortization                                                                         665            271
   Loss on disposals of assets                                                          104              2
   Deferred income taxes                                                                102            280
   Changes in operating assets and liabilities:
     Accounts receivable                                                             (2,798)        (2,334)
     Inventories                                                                       (235)           735
     Prepaid expenses and other assets                                                 (722)        (1,745)
     Accounts payable                                                                  (122)        (1,251)
     Other accrued liabilities                                                       (1,077)          (574)
                                                                                   --------       --------
Net cash used in operating activities                                                  (490)        (1,949)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                  (5,593)        (3,023)
Purchase of businesses, net of acquired cash                                         (4,607)        (7,040)
Proceeds from the disposal of property and equipment                                     29             24
                                                                                   --------       --------
Net cash used in investing activities                                               (10,171)       (10,039)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                              29           --
Proceeds from revolving credit facility                                              20,690         14,250
Payments on revolving credit facility                                                (9,928)        (6,365)
Proceeds from notes payable                                                            --            6,804
Payments on notes payable                                                              (104)        (3,007)
Payments on capital lease obligations                                                   (19)           (80)
                                                                                   --------       --------
Net cash provided by financing activities                                            10,668         11,602
                                                                                   --------       --------
Increase (decrease) in cash and cash equivalents                                          7           (386)
Cash and cash equivalents at beginning of year                                          318            507
                                                                                   --------       --------

Cash and cash equivalents at end of period                                         $    325       $    121
                                                                                   ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS MPW Industrial Services Group, Inc. and its subsidiaries (the "Company") provide technically-based services, including industrial cleaning and facility maintenance, industrial filtration management, contamination control services for critical cleanroom environments, industrial container cleaning and industrial process water purification. Such services are primarily provided at customer facilities. The Company serves customers in numerous industries including automotive, electric power, pulp and paper, chemical, steel, transportation, semiconductor, microelectronics and pharmaceutical. The Company provides services primarily throughout the United States, Mexico and Canada.

         The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended September 30, 1999 and 1998, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999 ("Annual Report"). The results of operations for the three months ended September 30, 1999 and 1998 are not necessarily indicative of the results for the full year (see Note 7 for further information regarding fluctuations in quarterly results).

         USE OF ESTIMATES The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.


NOTE 2.  ACQUISITIONS

         THERMAL COATING On August 10, 1999, effective April 1, 1999, the Company purchased substantially all of the assets of Thermal Coating, Inc. ("Thermal Coating") for an aggregate consideration of $3,105,000. The consideration included the issuance of preferred stock of Pentagon Technologies Group, Inc., a wholly-owned subsidiary of the Company ("Pentagon"), representing 1% of the equity in Pentagon. Also included in the consideration is the issuance of an unsecured convertible subordinated promissory note with a principal amount of $1,000,000 and accruing interest at 10%, which is convertible into shares of common stock of the Company. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Thermal Coating from the effective acquisition date through September 30, 1999.

         The terms of certain of the Company's other acquisition agreements also provide for additional consideration to be paid based on the achievement of certain objectives. Such additional consideration is paid in cash, common stock of the Company, or a combination thereof, and is capitalized as goodwill. During the three months ended September 30, 1999, the Company paid additional consideration of $3,281,000, of which $579,000 related to the issuance of 54,485 shares of the Company's common stock.

NOTE 3.  INTANGIBLES

         Intangibles are summarized as follows (in thousands):

                                                                                    SEPTEMBER 30,     JUNE 30,
                                                                                        1999            1999
                                                                                   ----------------  ------------
                   Goodwill                                                              $47,969        $42,318
                   Customer lists                                                          7,347          6,971
                   Patents                                                                 1,230          1,264
                   Non-compete agreements                                                    369            393
                                                                                     ------------    ------------
                                                                                         $56,915        $50,946
                                                                                     ============    ============

         Accumulated amortization of intangibles as of September 30, 1999 and June 30, 1999 was $2,891,000 and $2,265,000, respectively.

NOTE 4.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                         THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                       ------------------------
                                                                                          1999        1998
                                                                                       ------------------------

                  Numerator for basic earnings per share-- net income                      $ 2,028     $1,599
                     Effect of assumed exercise of equity interest in Pentagon                   3         --
                                                                                           -------     ------
                  Numerator for diluted earnings per share -- net income after
                    assumed conversion                                                     $ 2,025     $1,599
                                                                                           =======     ======

                  Denominator for basic earnings per share -- weighted average  common
                    shares                                                                  10,845     10,610
                     Effect of dilutive securities:
                       Dilutive employee stock options                                         652        691
                       Preferred stock of Pentagon                                             198         --
                                                                                           -------    -------
                     Dilutive potential common shares                                          850        691

                  Denominator for diluted earnings per share -- adjusted weighted
                    average common shares and assumed conversions                           11,695     11,301
                                                                                           =======    =======

                  Net income per share                                                     $  0.19     $ 0.15
                                                                                           =======    =======

                  Net income per share, assuming dilution                                  $  0.17    $  0.14
                                                                                           =======    =======

         Options to purchase 438,250 and 330,000 shares of common stock at a weighted average price of $11.03 and $10.88 per share, respectively, were outstanding during the three months ended September 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         The 10% convertible debenture that was issued in connection with the acquisition of Thermal Coating is convertible into 86,505 shares of common stock of the Company if the common stock price is at least $11.56. These shares were not included in the computation of diluted earnings per share because the conversion price of the convertible debenture was greater than the market price of the common shares at the end of the three months ended September 30, 1999 and, therefore, the effect would be antidilutive.

NOTE 5.  OPERATING SEGMENTS

         Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column primarily includes corporate related items and are not allocated to the Company's reportable segments.

                                                                  FACILITIES
                                                                    SUPPORT     FILTRATION     OTHER       TOTAL
                                                                  ------------------------------------------------
                                                                                  (IN THOUSANDS)
           THREE MONTHS ENDED SEPTEMBER 30, 1999
           Revenues                                                  $ 34,060     $12,336   $     --    $ 46,396
           Depreciation and amortization                                1,955         193         82       2,230
           Income (loss) from operations                                5,531       1,096     (1,937)      4,690
           Assets                                                     114,822      34,628      7,001     156,451

           THREE MONTHS ENDED SEPTEMBER 30, 1998
           Revenues                                                  $ 21,968    $  7,869   $     --    $ 29,837
           Depreciation and amortization                                1,157         115         67       1,339
           Income (loss) from operations                                3,905         634     (1,341)      3,198
           Assets                                                      62,278      24,125      2,692      89,095

NOTE 6.  SUBSEQUENT EVENTS

         In October 1999, the Company entered into a new credit agreement with its principal banks and two new banks (the "Credit Facility") to replace the previous credit agreement. The Credit Facility provides the Company with up to $100,000,000 of revolving credit availability for a three-year period and includes a mechanism that allows the Company, with the approval of the banks, to increase the capacity under the Credit Agreement up to $150,000,000. The Credit Facility is subject to substantially the same terms and conditions as the previous credit agreement.

NOTE 7. FLUCTUATIONS IN QUARTERLY RESULTS

         The Company's revenues and results of operations tend to vary seasonally as a result of a number of factors over which the Company has no control, including its customers' budgetary constraints, the timing and duration of its customers' planned maintenance activities and shutdowns, changes in its competitors' pricing policies and general economic conditions. Also, certain operating and fixed costs remain relatively constant throughout the fiscal year, which when offset by differing levels of revenues may result in fluctuations in quarterly operating results. Because of these factors, the Company typically generates the least amount of revenues in the third quarter, higher revenues in the second quarter and the greatest amount of revenues in the first and fourth quarters. Although the Company believes that the historical trend in quarterly revenue for the first and fourth quarters are generally higher than the second and third quarters, there can be no assurance that this trend will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for historical information, certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are forward looking. These forward looking statements are based on current expectations that are subject to a number of uncertainties and risks and actual results may differ materially. The uncertainties and risks include, but are not limited to, competitive and other market factors, customer purchasing behavior, general economic conditions and other facets of our business operations as well as other risk factors identified in "Investment Considerations" in our Annual Report. We undertake no obligation and do not intend to update, revise or otherwise publicly release the result of any revisions to these forward looking statements that may be made to reflect future events or circumstances.

         The following information should be read in conjunction with our Unaudited Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q. The following information should also be read in conjunction with our Audited Consolidated Financial Statements and related notes and MD&A for the year ended June 30, 1999 as contained in our Annual Report.

OVERVIEW

         Since our fiscal year ended June 30, 1998, several events have occurred that affect the comparability of our results of operations from period to period. These events include:

         UNUSUAL EVENTS IN FISCAL 1999 In late June 1998 through July 1998, General Motors experienced a strike, which affected our operations primarily at our industrial filtration management and our industrial container cleaning service lines.

         In March 1999, we experienced a fire at our Austin, Texas facility. This facility provided critical parts cleaning within the cleanroom services service line. The fire caused the facility, and most equipment within the facility, to be unusable. A portion of the business from this facility was temporarily transferred to our Hopewell Junction, New York facility and the remainder was temporarily lost to other service providers. We obtained a new site in Austin to replace the damaged facility and completed construction in August 1999. We expect that the new facility will ramp up to pre-fire business levels in the second quarter of fiscal 2000.

         ACQUISITIONS Since June 1998, we have acquired 11 businesses that represent an aggregate increase in our revenues of approximately $56.0 million. We agreed to pay an aggregate consideration for these businesses of approximately $46.4 million, which included cash, common stock, preferred stock of one of our subsidiaries and contingent consideration for future performance. We accounted for each of these acquisitions using the purchase method of accounting and each are included in our results of operations only from the date of acquisition. Certain of the acquisitions related to our entry in late 1998 into a new service line that provides contamination control services for critical cleanroom environments. The companies have been combined into a single subsidiary of MPW, Pentagon Technologies Group, Inc.

         As a result of these acquisitions, we do not believe that our results of operations are necessarily comparable on a period to period basis. Our discussion of results of operations below should be read in conjunction with our Annual Report for the year ended June 30, 1999 and the Consolidated Unaudited Financial Statements and related notes included herein where each of these acquisitions has been described in more detail.

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

         Depreciation and amortization consists of depreciation of operating equipment and amortization of capital leases and intangibles. Depreciation is calculated using the straight-line method over the estimated useful lives of property and equipment. We amortize capital leases on a straight-line basis over the lease term and goodwill and other intangibles on a straight-line basis over periods not exceeding 25 years.

RESULTS OF OPERATIONS

         The following table sets forth selected statement of income data as a percentage of revenues:

                                                      THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                      ------------------
                                                       1999         1998
                                                      -----        -----
Revenues                                              100.0%       100.0%
Costs and expenses:
   Cost of services                                    67.5         66.9
   Selling, general and administrative expenses        17.6         17.9
   Depreciation and amortization                        4.8          4.5
                                                      -----        -----
   Total costs and expenses                            89.9         89.3
                                                      -----        -----
Income from operations                                 10.1         10.7
Interest expense, net                                   2.8          1.6
                                                      -----        -----
Income before taxes                                     7.3          9.1
Provision for income taxes                              2.9          3.7
                                                      -----        -----

Net income                                              4.4%         5.4%
                                                      =====        =====

    THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Revenues increased by $16.6 million, or 55.5%, to $46.4 million in the three months ended September 30, 1999 from $29.8 million in the three months ended September 30, 1998. This increase primarily came from acquisitions that were completed since June 30, 1998, which contributed an aggregate of $10.0 million of incremental growth in revenues, but also included our internal rate of growth in revenues in the three months ended September 30, 1999, which was 21.9%.

         Revenues in the Industrial Facilities Support Services segment increased by $12.1 million, or 55.0%, to $34.1 million in the three months ended September 30, 1999 from $22.0 million in the three months ended September 30, 1998. This increase primarily came from certain acquisitions, which contributed an aggregate of $8.4 million of incremental growth in revenues, but also included an internal rate of growth in revenues for this segment in the three months ended September 30, 1999 of 16.6%.

         Revenues in the Industrial Filtration Products and Services segment increased by $4.5 million, or 56.8%, to $12.3 million in the three months ended September 30, 1999 from $7.9 million in the three months ended September 30, 1998. This increase is primarily the result of internal growth of 36.4%, but is also due to certain acquisitions, which contributed an aggregate of $1.6 million of incremental growth in revenues.

         Cost of Services. Cost of services increased by $11.3 million, or 56.8%, to $31.3 million in the three months ended September 30, 1999 from $20.0 million in the three months ended September 30, 1998. Cost of services as a percentage of revenues increased to 67.5% in the three months ended September 30, 1999 from 66.9% in the three months ended September 30, 1998. The increase in cost of services as a percentage of revenues is the result of investments that were made in new facilities for new customers within our industrial cleaning and facility maintenance service line for which the revenues have not yet been realized and a significant amount of one-time project work in that same service line that had a higher labor component and a lower equipment component resulting in project margins that are below average. These were partially offset by improved operating margins in our filtration management and container cleaning service lines that resulted from improved operating efficiencies in the three months ended September 30, 1999 and the negative impact on margins related to the General Motors strike in the three months ended September 30, 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.8 million, or 53.1%, to $8.2 million in the three months ended September 30, 1999 from $5.3 million in the three months ended September 30, 1998. The increase in selling, general and administrative expenses is primarily due to the overhead costs assumed in the 11 acquisitions completed since June 30, 1998 and other investments in our infrastructure to support overall growth. Selling, general and administrative expenses decreased as a percentage of revenues to 17.6% in the three months ended September 30, 1999 from 17.9% in the three months ended September 30, 1998.

         Depreciation and Amortization. Depreciation and amortization increased by $891,000, or 66.5%, to $2.2 million in the three months ended September 30, 1999 from $1.3 million in the three months ended September 30, 1998. Depreciation and amortization increased as a percentage of revenues to 4.8% in the three months ended September 30, 1999 from 4.5% in the three months ended September 30, 1998. This increase is a result of additional goodwill and other intangible assets arising out of acquisitions and additional capital expenditures related to our growth.

         Income from Operations. Income from operations in the Industrial Facilities Support Services segment increased by $1.6 million, or 41.6%, to $5.5 million in the three months ended September 30, 1999 from $3.9 million in the three months ended September 30, 1998. This increase is primarily the result of strong internal growth, improved operating efficiencies in our industrial container cleaning service line and certain acquisitions. Income from operations decreased as a percentage of revenues to 16.2% in the three months ended September 30, 1999 from 17.8% in the three months ended September 30, 1998. The decrease in operating margin is due to (a) investments that were made in new facilities for new customers within our industrial cleaning and facility maintenance service line for which the revenues have not yet been realized and
(b) a significant amount of one-time project work in that same service line that had a higher labor component and a lower equipment component resulting in project margins that are below average. This decrease is partially offset by improved operating margins in our container cleaning service line that resulted from improved operating efficiencies in the three months ended September 30, 1999 and the negative impact on margins related to the General Motors strike in the three months ended September 30, 1998.

         Income from operations in the Industrial Filtration Products and Services segment increased by $462,000, or 72.9%, to $1.1 million in the three months ended September 30, 1999 from $634,000 in the three months ended September 30, 1998. Income from operations increased as a percentage of revenues to 8.9% in the three months ended September 30, 1999 from 8.1% in the three months ended September 30, 1998. This increase in operating margin is due to improved operating and administrative efficiencies in the three months ended September 30, 1999 and the negative impact on margins related to the General Motors strike in the three months ended September 30, 1998.

         Consolidated income from operations increased $1.5 million, or 46.7%, to $4.7 million in the three months ended September 30, 1999 from $3.2 million in the three months ended September 30, 1998. Consolidated income from operations decreased as a percentage of revenues to 10.1% in the three months ended September 30, 1999 from 10.7% in the three months ended September 30, 1998. The increase in consolidated income from operations and the decrease in consolidated operating margin are due to the factors discussed above.

         Interest Expense, net. Interest expense increased $821,000, or 167.9%, to $1.3 million in the three months ended September 30, 1999 from $489,000 in the three months ended September 30, 1998. This increase is the result of new borrowings primarily related to acquisitions.

         Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 1999 and 1998 reflects an effective rate of 40% and 41%, respectively.

         Net Income and Net Income per Share. Net income increased $429,000, or 26.8%, to $2.0 million for the three months ended September 30, 1999 from $1.6 million for the three months ended September 30, 1998. Assuming dilution, net income per share increased to $0.17 for the three months ended September 30, 1999 from $0.14 for the three months ended September 30, 1998. These increases are due to the factors discussed above.


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


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, we had cash and cash equivalents of $325,000 and working capital of $32.8 million. During the three months ended September 30, 1999, we used $490,000 for operating activities and made capital investments of $5.6 million.

         In the three months ended September 30, 1999, we completed one acquisition that required an aggregate of $1.9 million in cash, net of cash received, and the issuance of an unsecured convertible subordinated promissory note with a principal amount of $1.0 million, which is convertible into shares of common stock of the Company. In addition, we paid additional consideration of $2.7 million in cash and issued 54,485 shares of our common stock in connection with several of our other acquisition agreements that provide for additional consideration to be paid based on the achievement of certain objectives. The borrowings under our revolving credit facility reached $75.4 million as of September 30, 1999.

         During October 1999, we entered into our current credit facility with our principal banks and two additional banks. The current credit facility provides us with up to $100.0 million of revolving credit availability for a three-year period, subject to extension by the banks each year on the anniversary of the agreement. Under the terms of our current credit facility, the entire $100.0 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowing under our current credit facility is at rates, based on the prime or Eurodollar rate, that we believe to be very favorable. Availability of borrowing is subject to the maintenance of a minimum level of net worth, certain levels of interest coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization that we believe will not affect the availability of borrowings under our current credit facility. The terms of the current credit facility include a mechanism that allows us, with the approval of the banks, to increase the capacity under the credit agreement up to $150.0 million.

         We intend to continue our strategy of supplementing our internal growth and expanding our service offerings through acquisitions. We continue to explore acquisition opportunities and we currently have agreements in principle to purchase other companies that may require the payment of up to an aggregate of $4.5 million in cash.

         We believe that cash on hand as of September 30, 1999, cash flow from operations and available borrowings under our current credit facility will be sufficient to fund our currently planned capital projects, potential acquisitions and operations for the foreseeable future. If sufficient acquisition opportunities of significant size develop that would extend our borrowing beyond the capacity of our credit facility, we may be required to obtain additional financing.


YEAR 2000 ISSUE

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize a date using "00" as the year 1900 rather than the year 2000. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

         We recognize the need to ensure that year 2000 software failures will not adversely impact our operations. Our main information technology (IT) operating and financial system became year 2000 compliant effective with a normal software upgrade completed in December 1997. We have identified major areas of potential business impact from other IT systems and non-IT devices and initial conversions through normal upgrades and replacements are underway and substantially completed. Non-IT devices include our machinery and equipment used to deliver services. These are not materially reliant on embedded technology potentially impacted by the year 2000 issue.

INFLATION

         The effects of inflation on our operations were not significant during the periods presented in the Consolidated Financial Statements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. Our primary market risk exposure relates to interest rate risk. We have a balance of $75.4 million on our revolving credit facility at September 30, 1999, which is subject to a variable rate of interest based on the prime or Eurodollar rate. Assuming borrowings at September 30, 1999, a one hundred basis point change in interest rates would impact net interest expense by approximately $754,000 per year.


                          PART II. -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  Various legal actions arising in the ordinary course of business are pending against us. None of the litigation pending against us, individually or collectively, is expected to have a material adverse effect on us.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  (a)      Not Applicable.

                  (b)      Not Applicable.

                  (c) On July 8, 1999, in connection with, and as partial consideration for, the acquisition of Technological Environment Cleaning International Company ("TEC International"), the Company issued 29,347 shares of its common stock to TEC International. The issuance of the shares of common stock pursuant to the TEC International purchase agreement was pursuant to
                           Section 4(2) of the Securities Act of 1933, as amended (the "Act").

                           On August 16, 1999, in connection with, and as partial consideration for, the acquisition of Gauthier Enterprises, Inc. ("Gauthier Enterprises"), the Company issued 24,504 shares of its common stock to the owner of Gauthier Enterprises. The issuance of the shares of common stock pursuant to the Gauthier Enterprises purchase agreement was pursuant to
                           Section 4(2) of the Act.

                           On August 16, 1999, in connection with, and as partial consideration for, the acquisition of Tank Management, Inc. ("Tank Management"), the Company issued 5,442 shares of its common stock to Tank Management. The issuance of the shares of common stock pursuant to the Tank Management purchase agreement was pursuant to Section 4(2) of the Act.

                           On August 16, 1999, in connection with, and as partial consideration for, the acquisition of Support Systems, Inc. ("Support Systems"), the Company issued an aggregate of 23,595 shares of its common stock to the owners of Support Systems. The issuance of the shares of common stock pursuant to the Support Systems purchase agreement was pursuant to Section 4(2) of the Act.

                           On August 16, 1999, in connection with, and as partial consideration for, the acquisition of Suresco, Inc. ("Suresco"), the Company issued 3,501 shares of its common stock to Suresco. The issuance of the shares of common stock pursuant to the Suresco purchase agreement was pursuant to Section 4(2) of the Act.

                  (d)      Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.

ITEM 5.           OTHER INFORMATION.

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.

                           3(a)     Amended and Restated Articles of
                                    Incorporation of the Company effective
                                    November 4, 1999.

                           3(b) Amended and Restated Code of Regulations of the Company effective November 4, 1999.

                           4 Credit Agreement, dated as of October 20, 1999, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, SunTrust Bank, Central Florida, N.A., and Banc One Capital Markets, Inc.

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

                                MPW INDUSTRIAL SERVICES GROUP, INC.,
                                an Ohio corporation


Dated: November 15, 1999      By:  /s/ Daniel P. Buettin
       -----------------           ------------------------------
                                   Daniel P. Buettin
                                   Vice President and Chief Financial Officer
                                   (on behalf of the Registrant and as Principal
                                   Financial Officer)

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    -------      ----------------------

     3(a) Amended and Restated Articles of Incorporation of the Company effective November 4, 1999.

     3(b) Amended and Restated Code of Regulations of the Company effective November 4, 1999.

       4 Credit Agreement, dated as of October 20, 1999, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, SunTrust Bank, Central Florida, N.A., and Banc One Capital Markets, Inc.

      27         Financial Data Schedule.