Form 10-Q
period 1999-12-31
MPW INDUSTRIAL SERVICES GROUP INC
filed 2000-02-14
CIK 1047098

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
       [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES ACT OF 1934

For quarterly period ended December 31, 1999

                                       OR

       [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission File Number:  0-23335

                       MPW INDUSTRIAL SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

     Ohio                                                 31-1567260
(State or other jurisdiction of                       (I.R.S. employer
incorporation or organization)                       identification no.)

9711 Lancaster Road, S.E., Hebron, Ohio                     43025
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

     As of January 31, 2000, 10,879,334 shares of the issuer's common stock, without par value, were outstanding.

================================================================================

                       MPW INDUSTRIAL SERVICES GROUP, INC.

                                      INDEX

                                                                                                             PAGE


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of December 31, 1999 (unaudited) and June 30, 1999............3

                  Consolidated Statements of Income for the three and six months ended December 31,
                  1999 and 1998 (unaudited)....................................................................4

                  Consolidated Statements of Cash Flows for the six months ended December 31,
                  1999 and 1998 (unaudited)....................................................................5

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk..................................14


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings...........................................................................14

Item 2.           Changes in Securities and Use of Proceeds...................................................14

Item 3.           Defaults Upon Senior Securities.............................................................14

Item 4.           Submission of Matters to a Vote of Security Holders.........................................14

Item 5.           Other Information...........................................................................15

Item 6.           Exhibits and Reports on Form 8-K............................................................15


SIGNATURES....................................................................................................17

EXHIBIT INDEX ................................................................................................18


                        PART I. -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                               DECEMBER 31,     JUNE 30,
                                                                                                   1999           1999
                                                                                              ---------------- ------------
                                                                                                (UNAUDITED)

                                            ASSETS
Current assets:
   Cash and cash equivalents                                                                    $    295         $    318
   Accounts receivable, net                                                                       40,964           35,744
   Inventories                                                                                    10,905            9,044
   Deferred income taxes                                                                             917            1,492
   Prepaid expenses                                                                                2,103            1,868
   Other current assets                                                                            2,650              973
                                                                                                --------         --------
                                                                                                  57,834           49,439

Property and equipment, net                                                                       48,118           41,429

Noncurrent assets:
   Intangibles, net                                                                               57,355           50,946
   Other assets                                                                                      615              436
                                                                                                --------         --------

Total assets                                                                                    $163,922         $142,250
                                                                                                ========         ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                             $ 13,838         $  9,968
   Accrued compensation and related taxes                                                          2,427            4,638
   Current maturities of noncurrent liabilities                                                      653              714
   Other accrued liabilities                                                                       7,232            5,846
                                                                                                --------         --------
                                                                                                  24,150           21,166
Noncurrent liabilities:
   Long-term debt                                                                                 78,743           65,475
   Deferred income taxes                                                                           4,622            4,456
   Other                                                                                             156              312
                                                                                                --------         --------
                                                                                                  83,521           70,243

Minority interest                                                                                  1,200            1,275

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and
     outstanding                                                                                      --               --
   Common stock, no par value; 30,000,000 shares authorized; 10,879,334 and 10,784,945 shares
     issued and outstanding at December 31, 1999 and June 30, 1999, respectively                     109              108
   Additional paid-in capital                                                                     41,409           40,531
   Retained earnings                                                                              13,533            8,927
                                                                                                --------         --------
                                                                                                  55,051           49,566
                                                                                                --------         --------

Total liabilities and shareholders' equity                                                      $163,922         $142,250
                                                                                                ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              DECEMBER 31,               DECEMBER 31,
                                                                       --------------------------  -------------------------
                                                                          1999          1998          1999         1998
                                                                       ------------  ------------  ------------ ------------
                                                                              (UNAUDITED)                (UNAUDITED)

Revenues                                                                  $48,427       $38,414       $94,823      $68,251

Costs and expenses:
   Cost of services                                                        31,925        25,689        63,220       45,647
   Selling, general and administrative expenses                             8,160         6,510        16,341       11,852
   Depreciation and amortization                                            2,414         1,593         4,644        2,932
                                                                       ------------  ------------  ------------ ------------
   Total costs and expenses                                                42,499        33,792        84,205       60,431
                                                                       ------------  ------------  ------------ ------------

Income from operations                                                      5,928         4,622        10,618        7,820
Interest expense, net                                                       1,622           780         2,932        1,269
                                                                       ------------  ------------  ------------ ------------

Income from operations before income taxes                                  4,306         3,842         7,686        6,551
Provision for income taxes                                                  1,722         1,575         3,074        2,685
                                                                       ------------  ------------  ------------ ------------

Net income                                                                $ 2,584       $ 2,267       $ 4,612      $ 3,866
                                                                       ============  ============  ============ ============

Net income per share                                                      $  0.24       $  0.21       $  0.42      $  0.36
                                                                       ============  ============  ============ ============

Net income per share, assuming dilution                                   $  0.22       $  0.20       $  0.39      $  0.34
                                                                       ============  ============  ============ ============

Weighted average common shares outstanding                                 10,879        10,757        10,862       10,683
Weighted average common shares outstanding, assuming dilution              11,903        11,452        11,876       11,389

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                     SIX MONTHS ENDED
                                                                                                       DECEMBER 31,
                                                                                                  ------------------------
                                                                                                     1999          1998
                                                                                                  ------------  ----------
                                                                                                       (UNAUDITED)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                                      $    4,612    $    3,866
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                                      3,306         2,262
   Amortization                                                                                      1,338           670
   Loss on disposals of assets                                                                         275            74
   Change in deferred income taxes                                                                     741           248
   Changes in operating assets and liabilities:
     Accounts receivable                                                                            (4,699)       (7,744)
     Inventories                                                                                    (2,322)         (320)
     Prepaid expenses and other assets                                                              (2,035)       (1,918)
     Accounts payable                                                                                3,823         1,158
     Other accrued liabilities                                                                      (1,614)       (1,214)
                                                                                                -----------   -----------
Net cash provided by (used in) operating activities                                                  3,425        (2,918)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                                                (10,058)       (6,401)
Purchase of businesses, net of acquired cash                                                        (5,634)      (24,658)
Proceeds from the disposal of property and equipment                                                    32            46
                                                                                                -----------   -----------
Net cash used in investing activities                                                              (15,660)      (31,013)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock, net                                                             29            14
Proceeds from revolving credit facility                                                             36,688        79,485
Payments on revolving credit facility                                                              (24,287)      (29,801)
Proceeds from notes payable                                                                              -         6,804
Payments on notes payable                                                                             (182)      (22,833)
Payments on capital lease obligations                                                                  (36)          (80)
                                                                                                -----------   -----------
Net cash provided by financing activities                                                           12,212        33,589
                                                                                                -----------   -----------
Decrease in cash and cash equivalents                                                                  (23)         (342)
Cash and cash equivalents at beginning of year                                                         318           507
                                                                                                -----------   -----------

Cash and cash equivalents at end of period                                                      $      295    $      165
                                                                                                ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Unaudited)


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

         The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended December 31, 1999 and 1998, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999 ("Annual Report"). The results of operations for the three and six months ended December 31, 1999 and 1998 are not necessarily indicative of the results for the full year (see Note 7 for further information regarding fluctuations in quarterly results).

         USE OF ESTIMATES The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

NOTE 2.  ACQUISITIONS

         THERMAL COATING On August 10, 1999, effective April 1, 1999, the Company purchased substantially all of the assets of Thermal Coating, Inc. ("Thermal Coating") for an aggregate consideration of $3,434,000. The consideration included the issuance of preferred stock of Pentagon Technologies Group, Inc., a wholly-owned subsidiary of the Company ("Pentagon"), representing 1% of the equity in Pentagon. Also included in the consideration is the issuance of an unsecured convertible subordinated promissory note with a principal amount of $1,000,000 and accruing interest at 10%, which is convertible into shares of common stock of the Company. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Thermal Coating from the effective acquisition date through December 31, 1999.

         The terms of certain of the Company's other acquisition agreements also provide for additional consideration to be paid based on the achievement of certain objectives. Such additional consideration is paid in cash, common stock of the Company, or a combination thereof, and is capitalized as goodwill. During the six months ended December 31, 1999, the Company paid additional consideration of $3,719,000, of which $1,079,000 related to the issuance of 86,389 shares of the Company's common stock.

NOTE 3.  INTANGIBLES

         Intangibles are summarized as follows (in thousands):


                                             DECEMBER 31,      JUNE 30,
                                                 1999            1999
                                             ------------      --------
            Goodwill                           $48,576          $42,318
            Customer lists                       7,238            6,971
            Patents                              1,195            1,264
            Non-compete agreements                 346              393
                                               -------          -------
                                               $57,355          $50,946
                                               =======          =======

         Accumulated amortization of intangibles as of December 31, 1999 and June 30, 1999 was $3,717,000 and $2,418,000, respectively.

NOTE 4.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     DECEMBER 31,               DECEMBER 31,
                                                                ------------------------    ---------------------
                                                                   1999        1998           1999        1998
                                                                ------------------------    ----------------------
          Numerator for basic earnings per share - net
            income                                                $2,584       $2,267        $4,612      $3,866
             Effect of assumed exercise of equity
               interest in Pentagon                                    -            7            17           7
                                                                 ------------------------   ----------------------

          Numerator for diluted earnings per share -
            net income after assumed conversions                   $2,584      $2,260        $4,595      $3,859
                                                                 ========================   ======================

          Denominator for basic earnings per share -
            weighted average common shares                         10,879       10,757       10,862      10,683
             Effect of dilutive securities:
               Dilutive employee stock options                        658          668          648         679
               Preferred stock of Pentagon                            366           27          366          27
                                                                 ------------------------   ----------------------
             Dilutive potential common shares                       1,024          695        1,014         706

          Denominator for diluted earnings per share -
            adjusted weighted average common shares and
            assumed conversions                                    11,903       11,452       11,876      11,389
                                                                 ========================   ======================

          Net income per share                                     $ 0.24       $ 0.21       $ 0.42      $ 0.36
                                                                 ========================   ======================

          Net income per share, assuming dilution                  $ 0.22       $ 0.20       $ 0.39      $ 0.34
                                                                 ========================   ======================

         Options to purchase 773,350 and 340,000 shares of common stock at a weighted average price of $10.07 and $10.88 per share, respectively, were outstanding during the three months ended December 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 765,350 and 340,000 shares of common stock at a weighted average price of $10.09 and $10.88 per share, respectively, were outstanding during the six months ended December 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         The 10% convertible debenture that was issued in connection with the acquisition of Thermal Coating is convertible into 86,505 shares of common stock of the Company if the common stock price is at least $11.56. These shares were not included in the computation of diluted earnings per share because the conversion price of the convertible debenture was greater than the market price of the common shares at the end of the three and six months ended December 31, 1999 and, therefore, the effect would be antidilutive.

NOTE 5.  OPERATING SEGMENTS

         Summarized financial information concerning the Company's reportable segments is shown in the following table. The column entitled "Other" primarily includes corporate related items and are not allocated to the Company's reportable segments.

                                                                  FACILITIES
                                                                  SUPPORT       FILTRATION    OTHER      TOTAL
                                                                  ----------    ----------  -------     -------
                                                                                    (IN THOUSANDS)
           THREE MONTHS ENDED DECEMBER 31, 1999
           Revenues                                                  $ 33,640     $14,787   $     --     $48,427
           Depreciation and amortization                                2,079         214        121       2,414
           Income (loss) from operations                                6,204       1,434     (1,710)      5,928
           Assets                                                     118,126      37,152      8,644     163,922

           THREE MONTHS ENDED DECEMBER 31, 1998
           Revenues                                                  $ 27,006   $  11,408    $    --     $38,414
           Depreciation and amortization                                1,379         151         63       1,593
           Income (loss) from operations                                4,880       1,302     (1,560)      4,622
           Assets                                                      93,574      27,609      3,207     124,390

           SIX MONTHS ENDED DECEMBER 31, 1999
           Revenues                                                  $ 67,700     $27,123   $     --     $94,823
           Depreciation and amortization                                4,034         407        203       4,644
           Income (loss) from operations                               11,735       2,530     (3,647)     10,618
           Assets                                                     118,126      37,152      8,644     163,922

           SIX MONTHS ENDED DECEMBER 31, 1998
           Revenues                                                  $ 48,974   $  19,277    $    --     $68,251
           Depreciation and amortization                                2,536         266        130       2,932
           Income (loss) from operations                                8,785       1,936     (2,901)      7,820
           Assets                                                      93,574      27,609      3,207     124,390

NOTE 6.  SUBSEQUENT EVENTS

         In January 2000, the Company acquired all of the outstanding stock of Industrial Service, Inc. for an aggregate consideration of $4,500,000.

         The Company has recently entered into an agreement in principle with an investment partnership that provides for the partnership to invest in Pentagon, resulting in MPW owning a minority interest in the equity of Pentagon. See Item 2 included elsewhere in this Form 10-Q for further information regarding this transaction.

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

OVERVIEW

         CURRENT EVENTS Although it does not affect the three and six months ended December 31, 1999, we have been exploring alternatives to finance the expected growth of Pentagon, due to the predicted recovery of the semiconductor industry. Recently, we entered into an agreement in principle with an investment partnership, which provides for the partnership to invest in Pentagon. This investment, which should result in Pentagon's ability to directly access substantial debt capital to finance its growth, will result in MPW owning a minority interest in the equity of Pentagon.

         The transaction, which is expected to close in the fourth fiscal quarter, is subject to numerous conditions, including due diligence, approval of the boards of directors of MPW and Pentagon and other customary conditions. Pentagon's revenues for the three and six months ended December 31, 1999 were $7.4 million and $14.9 million, respectively. MPW expects to post a one time, non-cash charge relative to this transaction of approximately $3.0 million, net of related income tax benefit. This charge includes the estimated amount of loss arising from the transaction and estimated fees and expenses of the transaction.

         UNUSUAL EVENTS IN FISCAL 1999 In late June 1998 through July 1998, General Motors experienced a strike, which affected our operations primarily at our industrial filtration management and our industrial container cleaning service lines.

         In March 1999, we experienced a fire at our Austin, Texas facility. This facility provided critical parts cleaning within the cleanroom services service line. The fire caused the facility, and most equipment within the facility, to be unusable. A portion of the business from this facility was temporarily transferred to our Hopewell Junction, New York facility and the remainder was temporarily lost to other service providers. We obtained a new site in Austin to replace the damaged facility and completed construction in August 1999. The new facility was ramped up to pre-fire business levels in the second quarter of fiscal 2000.

         ACQUISITIONS Since June 1998, we have acquired 11 businesses that represent an aggregate increase in our revenues of approximately $56.0 million. We agreed to pay an aggregate consideration for these businesses of approximately $46.4 million, which included cash, common stock, preferred stock of Pentagon and contingent consideration for future performance. We accounted for each of these acquisitions using the purchase method of accounting and each are included in our results of operations only from the effective date of acquisition. Certain of the acquisitions related to our entry in late 1998 into a new service line that provides contamination control services for critical cleanroom environments. These companies have been combined into a single subsidiary of MPW, Pentagon.

         As a result of these acquisitions, we do not believe that our results of operations are necessarily comparable on a period to period basis. Our discussion of results of operations below should be read in conjunction with our Annual Report and the Consolidated Unaudited Financial Statements and related notes included herein where each of these acquisitions has been described in more detail.

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

RESULTS OF OPERATIONS

         The following table sets forth selected statement of income data as a percentage of revenues:

                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      DECEMBER 31,                  DECEMBER 31,
                                                                    1999         1998             1999         1998
                                                                ------------  -----------      -----------  ----------
         Revenues                                                   100.0%       100.0%           100.0%       100.0%
         Costs and expenses:
            Cost of services                                         65.9         66.9             66.7         66.9
            Selling, general and administrative expenses             16.9         16.9             17.2         17.4
            Depreciation and amortization                             5.0          4.1              4.9          4.3
                                                                ------------  -----------      -----------  ----------
            Total costs and expenses                                 87.8         88.0             88.8         88.5
                                                                ------------  -----------      -----------  ----------
         Income from operations                                      12.2         12.0             11.2         11.5
         Interest expense, net                                        3.3          2.0              3.1          1.9
                                                                ------------  -----------      -----------  ----------
         Income from operations before income taxes                   8.9         10.0              8.1          9.6
         Provision for income taxes                                   3.6          4.1              3.2          3.9
                                                                ------------  -----------      -----------  ----------
         Net income                                                   5.3%         5.9%             4.9%         5.7%
                                                                ============  ===========      ===========  ===========

     THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

         Revenues. Revenues increased by $10.0 million, or 26.1%, to $48.4 million in the three months ended December 31, 1999 from $38.4 million in the three months ended December 31, 1998. This increase is the result of internal growth of 14.1%, but is also due to acquisitions that have not been reported in our results of operations for a full fiscal year, which contributed an aggregate of $4.6 million of incremental growth in revenues.

         Revenues in the Industrial Facilities Support Services segment increased by $6.6 million, or 24.6%, to $33.6 million in the three months ended December 31, 1999 from $27.0 million in the three months ended December 31, 1998. This increase primarily came from certain acquisitions, which contributed an aggregate of $4.6 million of incremental growth in revenues.

         Revenues in the Industrial Filtration Products and Services segment increased by $3.4 million, or 29.6%, to $14.8 million in the three months ended December 31, 1999 from $11.4 million in the three months ended December 31, 1998, all related to internal growth.

         Cost of Services. Cost of services increased by $6.2 million, or 24.3%, to $31.9 million in the three months ended December 31, 1999 from $25.7 million in the three months ended December 31, 1998. Cost of services as a percentage of revenues decreased to 65.9% in the three months ended December 31, 1999 from 66.9% in the three months ended December 31, 1998. The decrease in cost of services as a percentage of revenues is the result of improved operating margins in our industrial cleaning and facility maintenance and container cleaning service lines that resulted from improved operating efficiencies in the three months ended December 31, 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.7 million, or 25.3%, to $8.2 million in the three months ended December 31, 1999 from $6.5 million in the three months ended December 31, 1998. The increase in selling, general and administrative expenses is primarily due to the overhead costs assumed in the 11 acquisitions completed since June 30, 1998 and other investments in our infrastructure to support overall growth. Selling, general and administrative expenses as a percentage of revenues was 16.9% in both the three months ended December 31, 1999 and the three months ended December 31, 1998.

         Depreciation and Amortization. Depreciation and amortization increased by $821,000, or 51.5%, to $2.4 million in the three months ended December 31, 1999 from $1.6 million in the three months ended December 31, 1998. Depreciation and amortization increased as a percentage of revenues to 5.0% in the three months ended December 31, 1999 from 4.1% in the three months ended December 31, 1998. This increase is primarily a result of additional goodwill and other intangible assets arising out of acquisitions, but is also due to additional capital expenditures related to our growth.

         Income from Operations. Income from operations in the Industrial Facilities Support Services segment increased by $1.3 million, or 27.1%, to $6.2 million in the three months ended December 31, 1999 from $4.9 million in the three months ended December 31, 1998. Income from operations increased as a percentage of revenues to 18.4% in the three months ended December 31, 1999 from 18.1% in the three months ended December 31, 1998. The increase in income from operations and operating margin is due to strong internal growth and improved operating margins in our industrial cleaning and facility maintenance and container cleaning service lines that resulted from improved operating efficiencies in the three months ended December 31, 1999.

         Income from operations in the Industrial Filtration Products and Services segment increased by $132,000, or 10.1%, to $1.4 million in the three months ended December 31, 1999 from $1.3 million in the three months ended December 31, 1998. Income from operations decreased as a percentage of revenues to 9.7% in the three months ended December 31, 1999 from 11.4% in the three months ended December 31, 1998. This decrease in operating margin is due to a change in the product and customer mixes during the three months ended December 31, 1999.

         Consolidated income from operations increased $1.3 million, or 28.3%, to $5.9 million in the three months ended December 31, 1999 from $4.6 million in the three months ended December 31, 1998. Consolidated income from operations increased as a percentage of revenues to 12.2% in the three months ended December 31, 1999 from 12.0% in the three months ended December 31, 1998. The increase in consolidated income from operations and consolidated operating margin are due to the factors discussed above.

         Interest Expense, net. Interest expense increased $842,000, or 107.9%, to $1.6 million in the three months ended December 31, 1999 from $780,000 in the three months ended December 31, 1998. This increase is the result of new borrowings primarily related to acquisitions.

         Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 1999 and 1998 reflects an effective rate of 40% and 41%, respectively.

         Net Income and Net Income per Share. Net income increased $317,000, or 14.0%, to $2.6 million in the three months ended December 31, 1999 from $2.3 million in the three months ended December 31, 1998. Assuming dilution, net income per share increased to $0.22 in the three months ended December 31, 1999 from $0.20 in the three months ended December 31, 1998. These increases are due to the factors discussed above.

  SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED
  DECEMBER 31, 1998

         Revenues. Revenues increased by $26.6 million, or 38.9%, to $94.8 million in the six months ended December 31, 1999 from $68.3 million in the six months ended December 31, 1998. This increase came from acquisitions that were completed since June 30, 1998, which contributed an aggregate of $14.6 million of incremental growth in revenues, but also included our internal rate of growth in revenues in the six months ended December 31, 1999, which was 17.5%.

         Revenues in the Industrial Facilities Support Services segment increased by $18.7 million, or 38.2%, to $67.7 million in the six months ended December 31, 1999 from $49.0 million in the six months ended December 31, 1998. This increase primarily came from certain acquisitions, which contributed an aggregate of $13.0 million of incremental growth in revenues, but also included an internal rate of growth in revenues for this segment in the six months ended December 31, 1999 of 11.6%.

         Revenues in the Industrial Filtration Products and Services segment increased by $7.8 million, or 40.7%, to $27.1 million in the six months ended December 31, 1999 from $19.3 million in the six months ended December 31, 1998. This increase is primarily the result of internal growth of 32.4%, but is also due to certain acquisitions, which contributed an aggregate of $1.6 million of incremental growth in revenues.

         Cost of Services. Cost of services increased by $17.6 million, or 38.5%, to $63.2 million in the six months ended December 31, 1999 from $45.6 million in the six months ended December 31, 1998. Cost of services as a percentage of revenues decreased to 66.7% in the six months ended December 31, 1999 from 66.9% in the six months ended December 31, 1998. The flatness in operating margins as compared to prior year is the result of improved operating margins in our container cleaning service line, offset by slightly lower margins in our industrial cleaning and facility maintenance service line. While operating margins improved in the industrial cleaning and facility maintenance service line for the current quarter, these improvements were offset by lower margins reported in the prior quarter.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.5 million, or 37.9%, to $16.3 million in the six months ended December 31, 1999 from $11.9 million in the six months ended December 31, 1998. The increase in selling, general and administrative expenses is primarily due to the overhead costs assumed in the 11 acquisitions completed since June 30, 1998 and other investments in our infrastructure to support overall growth. Selling, general and administrative expenses decreased as a percentage of revenues to 17.2% in the six months ended December 31, 1999 from 17.4% in the six months ended December 31, 1998.

         Depreciation and Amortization. Depreciation and amortization increased by $1.7 million, or 58.4%, to $4.6 million in the six months ended December 31, 1999 from $2.9 million in the six months ended December 31, 1998. Depreciation and amortization increased as a percentage of revenues to 4.9% in the six months ended December 31, 1999 from 4.3% in the six months ended December 31, 1998. This increase is primarily a result of additional goodwill and other intangible assets arising out of acquisitions, but is also due to additional capital expenditures related to our growth.

         Income from Operations. Income from operations in the Industrial Facilities Support Services segment increased by $3.0 million, or 33.6%, to $11.7 million in the six months ended December 31, 1999 from $8.8 million in the six months ended December 31, 1998. This increase is primarily the result of strong internal growth, improved operating efficiencies in our industrial container cleaning service line and certain acquisitions. Income from operations decreased as a percentage of revenues to 17.3% in the six months ended December 31, 1999 from 17.9% in the six months ended December 31, 1998. The decrease in operating margin is due to (a) investments that were made in the three months ended September 30, 1999 in new facilities for new customers within our industrial cleaning and facility maintenance service line for which the revenues have not yet been realized and (b) the other factors discussed above.

         Income from operations in the Industrial Filtration Products and Services segment increased by $594,000, or 30.7%, to $2.5 million in the six months ended December 31, 1999 from $1.9 million in the six months ended December 31, 1998. Income from operations decreased as a percentage of revenues to 9.3% in the six months ended December 31, 1999 from 10.0% in the six months ended December 31, 1998. This decrease in operating margin is due to a change in product and customer mixes during the three months ended December 31, 1999, but is partially offset by improved operating and administrative efficiencies in the six months ended December 31, 1999 and the negative impact on margins related to the General Motors strike in the three months ended September 30, 1998.

         Consolidated income from operations increased $2.8 million, or 35.8%, to $10.6 million in the six months ended December 31, 1999 from $7.8 million in the six months ended December 31, 1998. Consolidated income from operations decreased as a percentage of revenues to 11.2% in the six months ended December 31, 1999 from 11.5% in the six months ended December 31, 1998. The increase in consolidated income from operations and the decrease in consolidated operating margin are due to the factors discussed above.

         Interest Expense, net. Interest expense increased $1.7 million, or 131.0%, to $2.9 million in the six months ended December 31, 1999 from $1.3 million in the six months ended December 31, 1998. This increase is the result of new borrowings primarily related to acquisitions.

         Provision for Income Taxes. The provision for income taxes for the six months ended December 31, 1999 and 1998 reflects an effective rate of 40% and 41%, respectively.

         Net Income and Net Income per Share. Net income increased $746,000, or 19.3%, to $4.6 million in the six months ended December 31, 1999 from $3.9 million in the six months ended December 31, 1998. Assuming dilution, net income per share increased to $0.39 in the six months ended December 31, 1999 from $0.34 in the six months ended December 31, 1998. These increases are due to the factors discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, we had cash and cash equivalents of $295,000 and working capital of $33.7 million. During the six months ended December 31, 1999, we had net cash provided by operating activities of $3.4 million and made capital investments of $10.1 million.

         In the six months ended December 31, 1999, we completed one acquisition that required an aggregate of $2.2 million in cash, net of cash received, and the issuance of an unsecured convertible subordinated promissory note with a principal amount of $1.0 million, which is convertible into shares of common stock of the Company. In addition, we paid additional consideration of $2.7 million in cash and issued 86,389 shares of our common stock in connection with several of our other acquisition agreements that provide for additional consideration to be paid based on the achievement of certain objectives. The borrowings under our revolving credit facility reached $77.0 million as of December 31, 1999.

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

         From time to time, we supplement our internal growth and expand our service offerings through selective acquisitions in each of our business units. In early January 2000, we acquired Industrial Service, Inc. ("ISI"), an industrial cleaning company located near Indianapolis, Indiana for a cash payment of $4.5 million. Borrowings at February 10, 2000, including borrowings used in the acquisition of ISI, were $78.3 million.

         In conjunction with the agreement in principle with the partnership noted above, we expect to receive a payment of approximately $22.0 million, which will be used to repay debt. Following this repayment, we expect our cost of borrowing under the credit facility to be reduced by approximately fifty basis points.

INFLATION

         The effects of inflation on our operations were not significant during the periods presented in the Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. Our primary market risk exposure relates to interest rate risk. We had a balance of $77.0 million on our revolving credit facility at December 31, 1999, which is subject to a variable rate of interest based on the prime or Eurodollar rate. Assuming borrowings at December 31, 1999, a one hundred basis point change in interest rates would impact net interest expense by approximately $770,000 per year.

                          PART II.--OTHER INFORMATION

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

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Company held its annual meeting of the shareholders on November 4, 1999.

         (b) Each of the following nominees for election the Board of Directors of the Company were elected by the shareholders who were present or represented by proxy: Monte R. Black, Ira O. Kane, Alfred Friedman, Pete A. Klisares, Gerald Nilsson-Weiskott, Timothy A. Walsh, Scott N. Whitlock and J. Craig R. Wright.

         (c) Of the 9,606,320 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which the authority to vote in the election was withheld, were as follows with respect to each director nominee:

                                           VOTES FOR             AUTHORITY
                                          ELECTION OF             TO VOTE
                     NAME                   DIRECTOR             WITHHELD

                Monte R. Black               9,593,554           12,766

                Ira O. Kane                  9,593,254           13,066

                Alfred Friedman              9,593,454           12,866

                Pete A. Klisares             9,593,354           12,966

                Gerald Nilsson-Weiskott      9,593,454           12,866

                Timothy A. Walsh             9,593,554           12,766

                Scott N. Whitlock            9,593,554           12,766

                J. Craig R. Wright           9,593,554           12,766

              The shareholders were also asked to consider and vote upon a proposal to amend and restate the Company's Amended and Restated Articles of Incorporation (the "Articles") to amend Article IV thereof to allocate shares of the Company's preferred stock, par value $0.01 per share, among the three classes of preferred stock permitted by the Articles. Of the 9,606,320 shares present in person or represented by proxy at the meeting, 7,266,739 shares were voted for the proposal, 1,691,993 shares were voted against the proposal, 44,250 shares abstained from voting with respect to the proposal and 603,338 shares represented broker non-voting.

              The shareholders were also asked to consider and vote upon a proposal to amend and restate the Articles to amend Articles V and XI thereof to allow the Board of Directors to adopt further amendments to the Company's Articles if such adoption is authorized by Ohio law. Of the 9,606,320 shares present in person or represented by proxy at the meeting, 7,947,889 shares were voted for the proposal, 1,048,543 shares were voted against the proposal, 6,550 shares abstained from voting with respect to the proposal and 603,338 shares represented broker non-voting.

              The shareholders were also asked to consider and vote upon a proposal to amend and restate the Company's Amended and Restated Code of Regulations (the "Regulations") to amend regulations 6, 15 and 18 thereof to modernize and modify the Regulations to more closely parallel applicable provisions of Ohio law. Of the 9,606,320 shares present in person or represented by proxy at the meeting, 8,994,046 shares were voted for the proposal, 3,086 shares were voted against the proposal, 5,850 shares abstained from voting with respect to the proposal and 603,338 shares represented broker non-voting.

          (d) Not Applicable.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               3(a) Amended and Restated Articles of Incorporation of the
                    Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

               3(b) Amended and Restated Code of Regulations of the Company
                    effective November 4, 1999 (filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

               4 Credit Agreement, dated as of October 20, 1999, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, SunTrust Bank, Central Florida, N.A., and Banc One Capital Markets, Inc. (filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

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


                                        MPW INDUSTRIAL SERVICES GROUP, INC.,
                                        an Ohio corporation


Dated:   February 14, 2000              By: /s/ Daniel P. Buettin
      ------------------------             ---------------------------
                                            Daniel P. Buettin
                                            Vice President and Chief Financial
                                              Officer
                                            (on behalf of the Registrant and as
                                              Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------

 3(a) Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

 3(b) Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

  4 Credit Agreement, dated as of October 20, 1999, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, SunTrust Bank, Central Florida, N.A., and Banc One Capital Markets, Inc. (filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

 27            Financial Data Schedule.