Form 10-Q
period 2000-03-31
MPW INDUSTRIAL SERVICES GROUP INC
filed 2000-05-15
CIK 1047098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES ACT OF 1934

For quarterly period ended March 31, 2000

                                       OR

  [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission File Number:  0-23335

                       MPW INDUSTRIAL SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

               Ohio                                          31-1567260
 (State or other jurisdiction of                          (I.R.S. employer
  incorporation or organization)                         identification no.)

9711 Lancaster Road, S.E., Hebron, Ohio                         43025
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

         As of April 30, 2000, 10,929,257 shares of the issuer's common stock, without par value, were outstanding.

================================================================================

                       MPW INDUSTRIAL SERVICES GROUP, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                                     PAGE

Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 2000 (unaudited) and June 30, 1999...............3

            Consolidated Statements of Income for the three and nine months ended March 31,
            2000 and 1999 (unaudited)....................................................................4

            Consolidated Statements of Cash Flows for the nine months ended March 31,
            2000 and 1999 (unaudited)....................................................................5

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

EXHIBIT INDEX ..........................................................................................18

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                 MARCH 31,        JUNE 30,
                                                                                                   2000            1999
                                                                                              ---------------- ------------
                                                                                                (UNAUDITED)
                                       ASSETS
Current assets:
   Cash and cash equivalents                                                                      $    266     $    318
   Accounts receivable, net                                                                         41,997       35,744
   Inventories                                                                                      12,519        9,044
   Deferred income taxes                                                                               820        1,492
   Prepaid expenses                                                                                  2,083        1,868
   Other current assets                                                                              1,239          973
                                                                                                  --------     --------
                                                                                                    58,924       49,439

Property and equipment, net                                                                         50,024       41,429

Noncurrent assets:
   Intangibles, net                                                                                 60,209       50,946
   Other assets                                                                                        547          436
                                                                                                  --------     --------

Total assets                                                                                      $169,704     $142,250
                                                                                                  ========     ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                               $ 10,789     $  9,968
   Accrued compensation and related taxes                                                            2,542        4,638
   Current maturities of noncurrent liabilities                                                        325          714
   Other accrued liabilities                                                                        10,717        5,846
                                                                                                  --------     --------
                                                                                                    24,373       21,166
Noncurrent liabilities:
   Long-term debt                                                                                   86,762       65,475
   Deferred income taxes                                                                             4,410        4,456
   Other                                                                                                28          312
                                                                                                  --------     --------
                                                                                                    91,200       70,243

Minority interest                                                                                    1,200        1,275

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and
     outstanding                                                                                         -            -
   Common stock, no par value; 30,000,000 shares authorized; 10,929,257 and 10,784,945 shares
     issued and outstanding at March 31, 2000 and June 30, 1999, respectively                          109          108
   Additional paid-in capital                                                                       41,461       40,531
   Retained earnings                                                                                11,361        8,927
                                                                                                  --------     --------
                                                                                                    52,931       49,566
                                                                                                  --------     --------

Total liabilities and shareholders' equity                                                        $169,704     $142,250
                                                                                                  ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                         MARCH 31,                 MARCH 31,
                                                                  ------------------------------------------------
                                                                    2000          1999         2000         1999
                                                                  --------      --------     --------     --------
                                                                        (UNAUDITED)               (UNAUDITED)

Revenues                                                          $ 48,703      $ 38,147     $143,526     $106,398

Costs and expenses:
   Cost of services                                                 34,145        26,161       97,365       71,808
   Selling, general and administrative expenses                      8,295         7,572       24,636       19,424
   Depreciation and amortization                                     2,524         1,950        7,168        4,882
                                                                  --------      --------     --------     --------
   Total costs and expenses                                         44,964        35,683      129,169       96,114
                                                                  --------      --------     --------     --------

Income from operations                                               3,739         2,464       14,357       10,284
Interest expense, net                                                1,639         1,064        4,571        2,333
Loss on sale of subsidiary                                           5,712            --        5,712           --
                                                                  --------      --------     --------     --------
Income (loss) from operations before income taxes                   (3,612)        1,400        4,074        7,951
Provision (benefit) for income taxes                                (1,445)          574        1,629        3,259
                                                                  --------      --------     --------     --------

Net income (loss)                                                 $ (2,167)     $    826     $  2,445     $  4,692
                                                                  ========      ========     ========     ========

Net income (loss) per share                                       $  (0.20)     $   0.08     $   0.22     $   0.44
                                                                  ========      ========     ========     ========

Net income (loss) per share, assuming dilution                    $  (0.20)     $   0.07     $   0.21     $   0.41
                                                                  ========      ========     ========     ========

Weighted average common shares outstanding                          10,908        10,785       10,877       10,717
Weighted average common shares outstanding, assuming dilution       10,908        11,501       11,520       11,488

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      ----------------------
                                                                                        2000          1999
                                                                                      --------      --------
                                                                                          (UNAUDITED)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                            $  2,445      $  4,692
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                          5,111         3,627
   Amortization                                                                          2,057         1,255
   Loss on sale of subsidiary                                                            5,712            --
   Loss on disposals of assets                                                             248           176
   Change in deferred income taxes                                                         522           247
   Changes in operating assets and liabilities:
     Accounts receivable                                                                (5,683)       (9,710)
     Inventories                                                                        (3,936)         (823)
     Prepaid expenses and other assets                                                    (532)       (2,144)
     Accounts payable                                                                      667           217
     Other accrued liabilities                                                          (4,144)          141
                                                                                      --------      --------
Net cash provided by (used in) operating activities                                      2,467        (2,322)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                    (12,815)      (11,021)
Purchase of businesses, net of acquired cash                                            (9,656)      (29,246)
Proceeds from the disposal of property and equipment                                        37           257
                                                                                      --------      --------
Net cash used in investing activities                                                  (22,434)      (40,010)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                                 29            62
Proceeds from revolving credit facility                                                 56,982        96,484
Payments on revolving credit facility                                                  (36,486)      (38,282)
Proceeds from notes payable                                                                 --         6,804
Payments on notes payable                                                                 (558)      (22,901)
Payments on capital lease obligations                                                      (52)          (91)
                                                                                      --------      --------
Net cash provided by financing activities                                               19,915        42,076
                                                                                      --------      --------
Decrease in cash and cash equivalents                                                      (52)         (256)
Cash and cash equivalents at beginning of year                                             318           507
                                                                                      --------      --------

Cash and cash equivalents at end of period                                            $    266      $    251
                                                                                      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

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

         The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended March 31, 2000 and 1999, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999 ("Annual Report"). The results of operations for the three and nine months ended March 31, 2000 and 1999 are not necessarily indicative of the results for the full year (see Note 8 for further information regarding fluctuations in quarterly results).

         USE OF ESTIMATES The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

NOTE 2.  ACQUISITIONS

         INDUSTRIAL SERVICES On January 4, 2000, the Company purchased substantially all of the assets of Industrial Services, Inc. ("Industrial Services") for an aggregate cash consideration of $4,500,000. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Industrial Services from the acquisition date through March 31, 2000.

         THERMAL COATING On August 10, 1999, effective as of April 1, 1999, the Company purchased substantially all of the assets of Thermal Coating, Inc. ("Thermal Coating") for an aggregate consideration of $3,434,000. The consideration included the issuance of preferred stock of Pentagon Technologies Group, Inc., a wholly-owned subsidiary of the Company ("Pentagon"), representing 1% of the equity in Pentagon. Also included in the consideration was the issuance of an unsecured convertible subordinated promissory note with a principal amount of $1,000,000 and accruing interest at 10%, which is convertible into shares of common stock of the Company. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Thermal Coating from the effective acquisition date through March 31, 2000.

         The terms of certain of the Company's other acquisition agreements also provide for additional consideration to be paid based on the achievement of certain objectives. Such additional consideration is paid in cash, common stock of the Company, or a combination thereof, and is capitalized as goodwill. During the nine months ended March 31, 2000, the Company paid additional consideration of $3,837,000, of which $1,079,000 related to the issuance of 86,389 shares of the Company's common stock.

NOTE 3.  RECAPITALIZATION OF PENTAGON

         On April 25, 2000, the Company entered into a definitive agreement with Baird Capital Partners, an investment partnership ("BCP"), which provides for BCP to invest in Pentagon, a wholly-owned subsidiary. Under the terms of the agreement, the Company will receive approximately $22 million, adjusted for changes in Pentagon working capital, which will be used to repay debt. Effective with the close of this transaction, BCP will become the majority owner of Pentagon's capital stock and the Company and Pentagon's management would each retain a minority interest. The transaction is expected to close during the quarter ending June 30, 2000.

         During the three months ended March 31, 2000, the Company recorded a one-time, non-cash charge of approximately $3.4 million, net of related tax benefits, to reflect the estimated amount of loss and transaction-related expenses to be recognized from this transaction.

         The following is a pro forma consolidated balance sheet of the Company as of March 31, 2000 as if the transaction with BCP had occurred as of March 31, 2000 and the related transaction proceeds to the Company were used to repay long-term debt:

                   ASSETS:
                      Current assets                               $    51,195
                      Property and equipment, net                       44,036
                      Intangibles, net                                  33,136
                      Other assets                                       8,177
                                                                   ------------
                                                                    $  136,544
                                                                   ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY:
                      Current liabilities                          $    19,965
                      Long-term debt                                    63,365
                      Other liabilities                                  3,711
                                                                   ------------
                                                                        87,041
                      Shareholders' equity                              49,503
                                                                   ------------
                                                                    $  136,544
                                                                   ============

         The following is selected pro forma consolidated statement of income data for the Company for the three and nine month periods ended March 31, 2000 as if the transaction with BCP had occurred as of July 1, 1999:

                                               THREE MONTHS        NINE MONTHS
                                                  ENDED            ENDED MARCH
                                              MARCH 31, 2000        31, 2000
                                             -----------------    --------------

                   Revenues                      $ 40,633           $ 120,570
                   Income from operations           2,921              12,039

NOTE 4.  INTANGIBLES

         Intangibles are summarized as follows (in thousands):

                                                    MARCH 31,       JUNE 30,
                                                      2000            1999
                                                   ------------    ------------

                   Goodwill                            $51,411        $42,318
                   Customer lists                        7,314          6,971
                   Patents                               1,161          1,264
                   Non-compete agreements                  323            393
                                                   ------------    ------------
                                                       $60,209        $50,946
                                                   ============    ============

         Accumulated amortization of intangibles as of March 31, 2000 and June 30, 1999 was $4,436,000 and $2,418,000, respectively.

NOTE 5.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   MARCH 31,                  MARCH 31,
                                                            ------------------------   ------------------------
                                                               2000        1999           2000        1999
                                                            ------------------------   ------------------------

           Numerator for basic and diluted earnings per
             share - net income (loss)                         $(2,167)        $826         $2,445      $4,692
                                                            ==========      =======         ======      ======
           Denominator for basic earnings per share -
             weighted average common shares                     10,908       10,785         10,877      10,717
              Effect of dilutive securities:
                Dilutive employee stock options                     --          673            643         675
                Preferred stock of Pentagon                         --           43             --          96
                                                            ----------      -------         ------      ------
              Dilutive potential common shares                      --          716            643         771

           Denominator for diluted earnings per share -
             adjusted weighted average common shares and
             assumed conversions                                10,908       11,501         11,520      11,488
                                                            ==========      =======         ======      ======

           Net income (loss) per share                          $(0.20)      $ 0.08         $ 0.22      $ 0.44
                                                            ==========      =======         ======      ======

           Net income (loss) per share, assuming dilution       $(0.20)      $ 0.07         $ 0.21      $ 0.41
                                                            ==========      =======         ======      ======

         Options to purchase 773,350 and 171,250 shares of common stock at a weighted average price of $10.07 and $11.73 per share, respectively, were outstanding during the three months ended March 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 897,000 shares of common stock at a weighted average price of $2.51 per share were outstanding during the three months ended March 31, 2000, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the three months ended March 31, 2000 and, therefore, the effect would be antidilutive.

         Options to purchase 765,350 and 398,250 shares of common stock at a weighted average price of $10.09 and $11.13 per share, respectively, were outstanding during the nine months ended March 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         The 10% convertible debenture that was issued in connection with the acquisition of Thermal Coating is convertible into 86,505 shares of common stock of the Company if the common stock price is at least $11.56 per share. These shares were not included in the computation of diluted earnings per share because the conversion price of the convertible debenture was greater than the market price of the common shares at the end of the three and nine months ended March 31, 2000 and, therefore, the effect would be antidilutive.

NOTE 6.  OPERATING SEGMENTS

         Summarized financial information concerning the Company's reportable segments is shown in the following table. The column entitled "Other" primarily includes corporate related items and are not allocated to the Company's reportable segments.

                                              FACILITIES
                                                SUPPORT   FILTRATION      OTHER       TOTAL
                                               ---------------------------------------------
                                                               (IN THOUSANDS)
          THREE MONTHS ENDED MARCH 31, 2000
          Revenues                             $ 33,421    $ 15,282   $      --     $ 48,703
          Depreciation and amortization           2,159         235         130        2,524
          Income (loss) from operations           4,250         760      (1,271)       3,739
          Assets                                121,822      37,001      10,881      169,704

          THREE MONTHS ENDED MARCH 31, 1999
          Revenues                             $ 26,752    $ 11,395    $     --     $ 38,147
          Depreciation and amortization           1,716         151          83        1,950
          Income (loss) from operations           3,054       1,179      (1,769)       2,464
          Assets                                101,501      29,600       4,774      135,875

          NINE MONTHS ENDED MARCH 31, 2000
          Revenues                             $101,121    $ 42,405   $      --     $143,526
          Depreciation and amortization           6,193         642         333        7,168
          Income (loss) from operations          15,985       3,290      (4,918)      14,357
          Assets                                121,822      37,001      10,881      169,704

          NINE MONTHS ENDED MARCH 31, 1999
          Revenues                             $ 75,726    $ 30,672    $     --     $106,398
          Depreciation and amortization           4,252         417         213        4,882
          Income (loss) from operations          11,839       3,115      (4,670)      10,284
          Assets                                101,501      29,600       4,774      135,875

NOTE 7.  SUBSEQUENT EVENTS

         In April 2000, the Company received an offer from a group of its current management to acquire the Company through a cash merger at $8.00 per share. The management group, which consists of certain current members of the Company's senior management team, currently owns 57% of the outstanding shares of the Company and intends to retain all of its shares. The management group has obtained financing in amounts necessary to acquire all other outstanding shares in the merger and assume the existing debt of the Company and anticipates the delivery of a commitment upon execution of a definitive agreement. The offer to acquire the Company came during a regularly scheduled meeting of the Company's Board of Directors. Following the offer, the outside members of the Board of Directors formed a special committee to consider the offer. If approved by the special committee, the merger is then subject to the approval of the Company's shareholders.

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

OVERVIEW

         CURRENT EVENTS In April 2000, we entered into a definitive agreement with Baird Capital Partners, an investment partnership ("BCP"), which provides for BCP to invest in Pentagon. Under the terms of the agreement, the Company will receive approximately $22 million, adjusted for changes in Pentagon's working capital, which will be used to repay debt. Effective with the close of this transaction, BCP will become the majority owner of Pentagon's capital stock and the Company and Pentagon's management would each retain a minority interest. The transaction is expected to close during the quarter ending June 30, 2000.

         During the three months ended March 31, 2000, the Company recorded a one-time, non-cash charge of approximately $3.4 million, net of related tax benefits, to reflect the estimated amount of loss to be recognized from this transaction. Pentagon's revenues for the three and nine months ended March 31, 2000 were $8.1 million and $23.0 million, respectively.

         Although it does not affect the three and nine months ended March 31, 2000, the Company recently received an offer from a group of its current management to acquire the Company through a cash merger at $8.00 per share. The management group, which consists of certain current members of the Company's senior management team, currently owns 57% of the outstanding shares of the Company and intends to retain all of its shares. The management group has obtained financing in amounts necessary to acquire all other outstanding shares in the merger and assume the existing debt of the Company and anticipates the delivery of a commitment upon execution of a definitive agreement. The offer to acquire the Company came during a regularly scheduled meeting of the Company's Board of Directors. Following the offer, the outside members of the Board of Directors formed a special committee to consider the offer. If approved by the special committee, the merger is then subject to the approval of the Company's shareholders.

         UNUSUAL EVENTS IN FISCAL 1999 In late June 1998 through July 1998, General Motors experienced a strike, which affected our operations primarily at our industrial filtration management and our industrial container cleaning service lines.

         In March 1999, we experienced a fire at our Austin, Texas facility. This facility provided critical parts cleaning within the cleanroom services service line. The fire caused the facility, and most equipment within the facility, to be unusable. A portion of the business from this facility was temporarily transferred to our Hopewell Junction, New York facility and the remainder was temporarily lost to other service providers. We obtained a new site in Austin to replace the damaged facility and completed construction in August 1999. The new facility was ramped up to pre-fire business levels during the second quarter of fiscal 2000.

         ACQUISITIONS Since June 1998, we have acquired 12 businesses that represent an aggregate increase in our revenues of approximately $61.0 million. We agreed to pay an aggregate consideration for these businesses of approximately $50.9 million, which included cash, common stock, preferred stock of Pentagon and contingent consideration for future performance. We accounted for each of these acquisitions using the purchase method of accounting and each are included in our results of operations only from the effective date of acquisition. Certain of the acquisitions related to our entry in late 1998 into a new service line that provides contamination control services for critical cleanroom environments. These companies have been combined into a single subsidiary of the Company, Pentagon. See discussion above under the sub-heading Current Events.

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

RESULTS OF OPERATIONS

         The following table sets forth selected statement of income data as a percentage of revenues:

                                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                                            MARCH 31,          MARCH 31,
                                                         2000      1999      2000      1999
                                                         ----      ----      ----      ----

 Revenues                                               100.0%    100.0%    100.0%    100.0%
 Costs and expenses:
    Cost of services                                     70.1      68.6      67.8      67.5
    Selling, general and administrative expenses         17.0      19.8      17.2      18.3
    Depreciation and amortization                         5.2       5.1       5.0       4.6
                                                         ----      ----      ----      ----
    Total costs and expenses                             92.3      93.5      90.0      90.3
                                                         ----      ----      ----      ----
 Income from operations                                   7.7       6.5      10.0       9.7
 Interest expense, net                                    3.4       2.8       3.2       2.2
 Loss on sale of subsidiary                              11.7        --       4.0        --
                                                         ----      ----      ----      ----
 Income (loss) from operations before income taxes       -7.4       3.7       2.8       7.5
 Provision (benefit) for income taxes                    -3.0       1.5       1.1       3.1
                                                         ----      ----      ----      ----
 Net income (loss)                                       -4.4%      2.2%      1.7%      4.4%
                                                         ====      ====      ====      ====

     THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Revenues. Revenues increased by $10.6 million, or 27.7%, to $48.7 million in the three months ended March 31, 2000 from $38.1 million in the three months ended March 31, 1999. This increase is the result of internal growth of 21.0%, but is also due to acquisitions that have not been reported in our results of operations for a full fiscal year, which contributed an aggregate of $2.5 million of incremental growth in revenues.

         Revenues in the Industrial Facilities Support Services segment increased by $6.7 million, or 24.9%, to $33.4 million in the three months ended March 31, 2000 from $26.8 million in the three months ended March 31, 1999. This increase is the result of internal growth of 16.0%, but is also due to acquisitions that have not been reported in our results of operations for a full fiscal year, which contributed an aggregate of $2.5 million of incremental growth in revenues.

         Revenues in the Industrial Filtration Products and Services segment increased by $3.9 million, or 34.1%, to $15.3 million in the three months ended March 31, 2000 from $11.4 million in the three months ended March 31, 1999, all related to internal growth.

         Cost of Services. Cost of services increased by $8.0 million, or 30.5%, to $34.1 million in the three months ended March 31, 2000 from $26.2 million in the three months ended March 31, 1999. Cost of services as a percentage of revenues increased to 70.1% in the three months ended March 31, 2000 from 68.6% in the three months ended March 31, 1999. The increase in cost of services as a percentage of revenues is the result of a significant increase in cost of services as a percentage of revenue in the Industrial Filtration Products and Services segment related to lower product margins than were experienced in the same quarter of the previous year related to this segment's business expansion efforts to new customers. To a lesser extent, cost of services was increased as a result of certain one-time charges relating to that segment's decision to reduce our business presence in Mexico. Cost of services was also impacted by the Industrial Facilities Support Services segment, which experienced higher than expected labor and subcontract costs in the industrial cleaning and facility maintenance service line for the work that the business unit performed during the three months ended March 31, 2000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $723,000, or 9.5%, to $8.3 million in the three months ended March 31, 2000 from $7.6 million in the three months ended March 31, 1999. The increase in selling, general and administrative expenses is due to the overhead costs assumed in acquisitions completed since the year earlier period and other investments in our infrastructure to support overall growth. Selling, general and administrative expenses as a percentage of revenues decreased to 17.0% in the three months ended March 31, 2000 from 19.8% in the three months ended March 31, 1999.

         Depreciation and Amortization. Depreciation and amortization increased by $574,000, or 29.4%, to $2.5 million in the three months ended March 31, 2000 from $2.0 million in the three months ended March 31, 1999. Depreciation and amortization increased as a percentage of revenues to 5.2% in the three months ended March 31, 2000 from 5.1% in the three months ended March 31, 1999. This increase is primarily a result of additional goodwill and other intangible assets arising out of acquisitions, but is also due to additional capital expenditures related to our growth.

         Income from Operations. Income from operations in the Industrial Facilities Support Services segment increased by $1.2 million, or 39.2%, to $4.3 million in the three months ended March 31, 2000 from $3.1 million in the three months ended March 31, 1999. Income from operations increased as a percentage of revenues to 12.7% in the three months ended March 31, 2000 from 11.4% in the three months ended March 31, 1999. The increase in income from operations and operating margin is due to strong internal growth and improved operating margins in our cleanroom cleaning and related services, industrial container cleaning and industrial process water purification service lines that resulted from improved operating efficiencies and consolidation of facilities and management, offset by the lower operating margins in the industrial cleaning and facility maintenance service line as discussed above. In the year earlier period, income from operations was affected by the fire at the Company's Austin, Texas facility. See discussion above under the heading Unusual Events in Fiscal 1999.

         Income from operations in the Industrial Filtration Products and Services segment decreased by $419,000, or 35.5%, to $760,000 in the three months ended March 31, 2000 from $1.2 million in the three months ended March 31, 1999. Income from operations decreased as a percentage of revenues to 5.0% in the three months ended March 31, 2000 from 10.3% in the three months ended March 31, 1999. This decrease in operating margin is due to the reasons discussed above.

          Consolidated income from operations increased $1.3 million, or 51.7%, to $3.7 million in the three months ended March 31, 2000 from $2.5 million in the three months ended March 31, 1999. Consolidated income from operations increased as a percentage of revenues to 7.7% in the three months ended March 31, 2000 from 6.5% in the three months ended March 31, 1999. The increase in consolidated income from operations and consolidated operating margin are due to the factors discussed above.

         Interest Expense, net. Interest expense increased $575,000, or 54.0%, to $1.6 million in the three months ended March 31, 2000 from $1.1 million in the three months ended March 31, 1999. This increase is the result of new borrowings primarily related to acquisitions.

         Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2000 and 1999 reflects an effective rate of 40% and 41%, respectively.

     NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED
MARCH 31, 1999

         Revenues. Revenues increased by $37.1 million, or 34.9%, to $143.5 million in the nine months ended March 31, 2000 from $106.4 million in the nine months ended March 31, 1999. This increase came from acquisitions that were completed since June 30, 1998, which contributed an aggregate of $17.2 million of incremental growth in revenues, but also included our internal rate of growth in revenues in the nine months ended March 31, 2000, which was 18.7%.

         Revenues in the Industrial Facilities Support Services segment increased by $25.4 million, or 33.5%, to $101.1 million in the nine months ended March 31, 2000 from $75.7 million in the nine months ended March 31, 1999. This increase primarily came from certain acquisitions, which contributed an aggregate of $15.6 million of incremental growth in revenues, but also included an internal rate of growth in revenues for this segment in the nine months ended March 31, 2000 of 12.9%.

         Revenues in the Industrial Filtration Products and Services segment increased by $11.7 million, or 38.3%, to $42.4 million in the nine months ended March 31, 2000 from $30.7 million in the nine months ended March 31, 1999. This increase is primarily the result of internal growth of 33.1%, but is also due to certain acquisitions, which contributed an aggregate of $1.6 million of incremental growth in revenues.

         Cost of Services. Cost of services increased by $25.6 million, or 35.6%, to $97.4 million in the nine months ended March 31, 2000 from $71.8 million in the nine months ended March 31, 1999. Cost of services as a percentage of revenues increased to 67.8% in the nine months ended March 31, 2000 from 67.5% in the nine months ended March 31, 1999. The flatness in operating margins as compared to prior year is the result of improved operating margins in our cleanroom cleaning and related services, industrial container cleaning and industrial process water purification service lines, offset by slightly lower margins in our industrial cleaning and facility maintenance and industrial filtration products and services service lines.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5.2 million, or 26.8%, to $24.6 million in the nine months ended March 31, 2000 from $19.4 million in the nine months ended March 31, 1999. The increase in selling, general and administrative expenses is primarily due to the overhead costs assumed in acquisitions completed since the year earlier period and other investments in our infrastructure to support overall growth. Selling, general and administrative expenses decreased as a percentage of revenues to 17.2% in the nine months ended March 31, 2000 from 18.3% in the nine months ended March 31, 1999.

         Depreciation and Amortization. Depreciation and amortization increased by $2.3 million, or 46.8%, to $7.2 million in the nine months ended March 31, 2000 from $4.9 million in the nine months ended March 31, 1999. Depreciation and amortization increased as a percentage of revenues to 5.0% in the nine months ended March 31, 2000 from 4.6% in the nine months ended March 31, 1999. This increase is primarily a result of additional goodwill and other intangible assets arising out of acquisitions, but is also due to additional capital expenditures related to our growth.

         Income from Operations. Income from operations in the Industrial Facilities Support Services segment increased by $4.1 million, or 35.0%, to $16.0 million in the nine months ended March 31, 2000 from $11.8 million in the nine months ended March 31, 1999. This increase is primarily the result of strong internal growth, improved operating efficiencies in our industrial container cleaning service line and certain acquisitions. Income from operations increased as a percentage of revenues to 15.8% in the nine months ended March 31, 2000 from 15.6% in the nine months ended March 31, 1999. The increase in income from operations and operating margin is due to strong internal growth and improved operating margin in our cleanroom cleaning and related services, industrial container cleaning and industrial process water purification service lines that resulted from improved operating efficiencies and consolidation of facilities and management, offset by the lower operating margins in the industrial cleaning and facility maintenance service line as discussed above.

         Income from operations in the Industrial Filtration Products and Services segment increased by $175,000, or 5.6%, to $3.3 million in the nine months ended March 31, 2000 from $3.1 million in the nine months ended March 31, 1999. Income from operations decreased as a percentage of revenues to 7.8% in the nine months ended March 31, 2000 from 10.2% in the nine months ended March 31, 1999. The decrease in operating margin is the result of lower product margins than were experienced in the same period of the previous year related to this segment's business expansion efforts to new customers. To a lesser extent, the operating margin decreased as a result of certain one-time charges relating to that segment's decision to reduce our business presence in Mexico. In the year earlier period, income from operations was affected by the General Motors strike. See discussion above under the heading Unusual Events in Fiscal 1999.

         Consolidated income from operations increased $4.1 million, or 39.6%, to $14.4 million in the nine months ended March 31, 2000 from $10.3 million in the nine months ended March 31, 1999. Consolidated income from operations increased as a percentage of revenues to 10.0% in the nine months ended March 31, 2000 from 9.7% in the nine months ended March 31, 1999. The increase in consolidated income from operations and consolidated operating margin are due to the factors discussed above.

         Interest Expense, net. Interest expense increased $2.2 million, or 95.9%, to $4.6 million in the nine months ended March 31, 2000 from $2.3 million in the nine months ended March 31, 1999. This increase is the result of new borrowings primarily related to acquisitions.

         Provision for Income Taxes. The provision for income taxes for the nine months ended March 31, 2000 and 1999 reflects an effective rate of 40% and 41%, respectively.


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


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, we had cash and cash equivalents of $266,000 and working capital of $34.6 million. During the nine months ended March 31, 2000, we had net cash provided by operating activities of $2.5 million and made capital investments of $12.8 million.

         In the nine months ended March 31, 2000, we completed two acquisitions that required an aggregate of $6.0 million in cash, net of cash received, and the issuance of an unsecured convertible subordinated promissory note with a principal amount of $1.0 million, which is convertible into shares of common stock of the Company. In addition, we paid additional consideration of $2.8 million in cash and issued 86,389 shares of our common stock in connection with several of our other acquisition agreements that provide for additional consideration to be paid based on the achievement of certain objectives. The borrowings under our revolving credit facility reached $85.1 million as of March 31, 2000.

         During October 1999, we entered into our current credit facility with our principal banks and two additional banks. The current credit facility provides us with up to $100.0 million of revolving credit availability for a three-year period, subject to extension by the banks each year on the anniversary of the agreement. Under the terms of our current credit facility, the entire $100.0 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowing under our current credit facility is at rates, based on the prime or Eurodollar rate, that we believe to be very favorable. Availability of borrowing is subject to the maintenance of a minimum level of net worth, certain levels of interest coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization that we believe will not affect the availability of borrowings under our current credit facility. During the quarter ended March 31, 2000, we exceeded our ceiling amount for total capital expenditures and received a waiver from the banks allowing capital expenditures for the year to be $15 million, up from $12 million. The terms of the current credit facility include a mechanism that allows us, with the approval of the banks, to increase the capacity under the credit agreement up to $150.0 million.

         In conjunction with the agreement in principle with Baird Capital Partners noted above, we expect to receive a payment of approximately $22.0 million, which will be used to repay debt. Following this repayment, we expect our cost of borrowing under the credit facility to be reduced by approximately fifty basis points.

         As discussed previously, the Company recently received an offer from a group of its current management to acquire the Company through a cash merger at $8.00 per share. The management group, which consists of certain current members of the Company's senior management team, currently owns 57% of the outstanding shares of the Company and intends to retain all of its shares. The management group has obtained financing in amounts necessary to acquire all other outstanding shares in the merger and assume the existing debt of the Company and anticipates the delivery of a commitment upon execution of a definitive agreement. The offer to acquire the Company came during a regularly scheduled meeting of the Company's Board of Directors. Following the offer, the outside members of the Board of Directors formed a special committee to consider the offer. If approved by the special committee, the merger is then subject to the approval of the Company's shareholders.

INFLATION

         The effects of inflation on our operations were not significant during the periods presented in the Consolidated Financial Statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. Our primary market risk exposure relates to interest rate risk. We had a balance of $85.1 million on our revolving credit facility at March 31, 2000, which is subject to a variable rate of interest based on the prime or Eurodollar rate. Assuming borrowings at March 31, 2000, a one hundred basis point change in interest rates would impact net interest expense by approximately $851,000 per year.

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

                  27       Financial Data Schedule.

                  99(a)    Press Release dated April 25, 2000.

                  99(b)    Press Release dated April 25, 2000.

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

                                   MPW INDUSTRIAL SERVICES GROUP, INC.,
                                   an Ohio corporation


Dated:   May 15, 2000          By: /s/ Daniel P. Buettin
      ----------------------      ----------------------
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

      27          Financial Data Schedule.

     99(a)        Press Release dated April 25, 2000.

     99(b)        Press Release dated April 25, 2000.