Form 10-K
period 2000-06-30
MPW INDUSTRIAL SERVICES GROUP INC
filed 2000-09-28
CIK 1047098

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                            ------------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                to

                        Commission File Number: 0-23335
                      MPW INDUSTRIAL SERVICES GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                                      OHIO
                          (State or other jurisdiction
                       of incorporation or organization)
                    9711 LANCASTER ROAD, S.E., HEBRON, OHIO
                    (Address of principal executive offices)
                                   31-1567260
                                (I.R.S. Employer
                              Identification No.)
                                     43025
                                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (740) 927-8790

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK, WITHOUT PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 27, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $29,210,921.*

     The number of shares of Common Stock outstanding on September 27, 2000, was 10,939,957 shares.

     The Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 13, 2000 is incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

                                ---------------

     * Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   11

PART II
Item 5.   Market for Common Equity and Related Stockholder Matters....   13
Item 6.   Selected Consolidated Financial Data........................   13
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................   15
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   21
Item 8.   Financial Statements and Supplementary Data.................   22
Item 9.   Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure........................................   43

PART III
Item 10.  Directors and Executive Officers............................   44
Item 11.  Executive Compensation......................................   44
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   44
Item 13.  Certain Relationships and Related Transactions..............   44

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   45
SIGNATURES............................................................   47
EXHIBIT INDEX.........................................................   48

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

ITEM 1. BUSINESS

BUSINESS

     MPW is a leading provider of integrated, technically-based industrial cleaning and related facilities support services to a broad array of industries, primarily in North America. We divide our business into two business segments:
Industrial Facility Support Services and Industrial Filtration Products and Services. Our Industrial Facilities Support Services segment provides a broad range of services, including industrial cleaning and facility maintenance, industrial container cleaning and industrial process water purification. It serves customers in manufacturing, utilities and other industries. Our Industrial Filtration Products and Services segment provides air and liquid filtration devices, filtration media and consumable products, as well as engineering analysis to support comprehensive contamination control programs. It serves primarily the automotive industry and other industrial customers.

RECENT DEVELOPMENTS

     Privatization of Company. On August 22, 2000, we announced that a Special Committee of our Board of Directors had reached an agreement in principle with the Company's Chairman and Chief Executive Officer, Monte R. Black, to acquire the Company in a cash merger at $8.25 per share plus an additional amount if the sale of our filtration services group (as hereinafter defined) generated proceeds in excess of targeted amounts. Our filtration services group is comprised of our Industrial Filtration Products and Services segment along with the labor support business of our Industrial Cleaning and Facility Maintenance service line (collectively, "Filtration Services"). On September 27, 2000, we announced that Mr. Black had withdrawn his previously announced proposal to acquire the Company. Mr. Black advised the Company's Special Committee, which had been evaluating the proposal, that he withdrew the proposal primarily because he perceived uncertainty in the Company's core businesses due to sluggish customer demand from certain industries. Mr. Black also expected that the higher than anticipated level of current Company indebtedness, when added to the debt to be incurred to finance the privatization transaction, would adversely impact the Company if the privatization transaction were completed. In addition, Mr. Black advised the Special Committee that he is not considering a new proposal to acquire the Company. See Note 4 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

     In connection with the proposed privatization transaction, Daniel P. Buettin resigned as Vice President and Chief Financial Officer, Robert J. Gilker resigned as Vice President, Law and Administration, and Secretary and Brad A. Martyn resigned as Vice President, Operations.

     Proposed Sale of Filtration Services. In connection with the proposed privatization transaction, we also announced our plan to sell Filtration Services. Even though Mr. Black's proposal to acquire the Company has been withdrawn, we still intend to sell Filtration Services. Filtration Services provides air and liquid filtration devices, filtration media and consumable products, engineering analysis and industrial cleaning and facility maintenance primarily to the automotive industry. Filtration Services accounted for 40.3% of our fiscal 2000 revenues. The Consolidated Financial Statements have been restated to account for Filtration Services as a discontinued operation for all periods presented therein. We expect the sale of Filtration Services to be completed in the third quarter of fiscal 2001. See Note 5 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

     Recapitalization of Pentagon. In late 1998 and 1999, we entered the technical services and cleaning to cleanroom environments service line through the acquisitions of seven companies, which were combined into a single subsidiary, Pentagon Technologies Group, Inc. ("Pentagon"). Pentagon provides cleanroom cleaning, both during construction and on an ongoing basis, testing and certification of cleanroom environments, cleaning of critical operating equipment and equipment parts for use in these environments and sells related equipment and products used in cleanroom environments. The industries Pentagon primarily serves are the semiconductor, microelectronics, pharmaceutical, biotechnology and healthcare industries. Pentagon's cleanroom cleaning and related services accounted for 16.0% of our fiscal 2000 revenues.

     On July 18, 2000, we closed a transaction related to Pentagon pursuant to a Recapitalization Agreement, dated as of April 25, 2000, by and among Pentagon, the Company, MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnership and BCP III Affiliates Fund Limited Partnership, as amended (the "Recapitalization Agreement"). Pursuant to the Recapitalization Agreement, Baird Capital Partners and certain of its affiliates ("BCP") invested in Pentagon, we sold a majority of our equity interest in Pentagon to BCP and Pentagon indebtedness to us was repaid. We retained a 22.3% interest in the capital stock of Pentagon. See Note 6 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

INDUSTRIAL FACILITIES SUPPORT SERVICES SEGMENT

     Industrial Cleaning and Facility Maintenance. We believe that we are a leading provider of industrial cleaning and facility maintenance in the midwestern and southeastern United States. We provide industrial cleaning of, and facility maintenance services to, critical operating equipment for industrial customers primarily at their facilities. The typical industries served by this service line include the automotive, utility, chemical, pulp and paper and steel industries. We provide our industrial cleaning and facility maintenance services on both a daily recurring basis and a project-by-project basis, as well as pursuant to longer-term arrangements. Our services principally include: dry vacuuming; wet vacuuming; industrial power washing; water blasting; ultra-high pressure water blasting; cryojetic cleaning; and chemical cleaning. These services, which we have provided for over 28 years, accounted for 33.5% of our fiscal 2000 revenues.

     The labor support business of our industrial cleaning and facility maintenance service line provides support to our customers' ongoing maintenance of their facilities as well as cleaning services that help our customers to maximize the performance of their production processes through effective cleaning, which leads to increased efficiency and productivity in their facilities. Our labor support business, included in discontinued operations for all periods presented, accounted for 10.0% of our fiscal 2000 revenues. As discussed above, we have announced plans to sell Filtration Services, which includes the labor support business of our industrial cleaning and facility maintenance service line. See Note 5 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

     Industrial Container Cleaning. We believe that we are the leading container cleaner for automotive paint manufacturers in North America. The automotive industry uses paint resin containers (called "totes") in the vehicle painting process. Totes are large portable stainless steel or aluminum containers that are filled with paint resin and are refilled after our cleaning services are provided. We also provide container cleaning services to various other industrial customers. This service line uses our patented cleaning systems to perform services from two primary processing facilities located in Detroit, Michigan and Cleveland, Ohio. Our industrial container cleaning services accounted for 6.5% of our fiscal 2000 revenues.

     Industrial Process Water Purification. We believe that we are a leading provider of industrial process water purification services in the midwestern United States on both a scheduled and emergency basis. We provide pure feed water to customers primarily in the utility, steel and automotive industries. We process pure feed water for our customers through a mobile fleet of equipment that allows us to perform temporary and permanent on-site servicing. We can also provide water purification services on an emergency response basis when our customers' existing water purification systems are temporarily out of service or cannot meet the existing demand. We also offer purified water service exchange services that involve the delivery and pickup of smaller tanks of purification media and are an economical solution for small quantity requirements. Our industrial process water purification services accounted for 3.7% of our fiscal 2000 revenues.

INDUSTRIAL FILTRATION PRODUCTS AND SERVICES SEGMENT

     We believe that we are a leading provider of filtration products and related services to paint systems in automotive assembly plants and to other industrial facilities in North America. We are a major authorized distributor of filters and filtration media and ancillary products used in the production setting. We also provide engineering and consulting services through the identification of various contaminant sources and the management of air and liquid flow. Our Industrial Filtration Products and Services segment, included in discontinued operations for all periods presented, accounted for 30.3% of our fiscal 2000 revenues. As discussed above, we have announced plans to sell Filtration Services, which includes our Industrial Filtration Products and Services segment. See Note 5 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

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

CUSTOMERS

     During fiscal 2000, we had sales to more than 1,200 customers and our ten largest customers represented 46.2% of our revenues. General Motors Corporation represented 13.0% of our fiscal 2000 revenues.

     A substantial portion of our business operations are performed within our customers' facilities utilizing our personnel and equipment to clean or maintain their critical operating equipment. From these customers, we typically receive most orders for our services on a job-by-job basis. In some instances we maintain equipment at the locations of our customers that have issued to us blanket purchase orders for the provision of services over an extended period. These blanket orders do not obligate the customer to purchase a specified dollar amount of services. Blanket orders permit us to be contracted to perform services when needed. These blanket orders, in combination with the location of our personnel and equipment, allow us to expedite our response to a particular customer's needs and may constitute a competitive advantage versus service providers without on-site equipment. We provide our services primarily at prescribed rates or based upon competitive bidding and in some cases through direct negotiation with the customer. In certain instances, we have developed an ongoing daily or weekly presence within our customers' facilities that results in a consistent level of service revenues. However, we generally do not have any meaningful backlog of service orders and do not consider backlog to be an important indicator of future performance.

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

EMPLOYEES

     As of June 30, 2000, we employed over 2,100 full-time employees, approximately 600 of which were employed by Pentagon. Our union subsidiary based in Detroit, Michigan employed approximately 75 of these employees. Our other employees do not belong to unions. We have not experienced any work stoppages and we believe that our relations with our employees are good.

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

     We Would Be Adversely Affected If We Lose Key Customers. In fiscal 2000, our ten largest customers represented 46.2% of our revenues. General Motors Corporation represented 13.0% of our revenues. Our customers may terminate or modify substantially all of our arrangements to perform services for them at will and without penalty. Our loss of, and failure to replace the revenues from, one or more large customers or the loss of a significant number of customers could have a material adverse effect on our business, results of operations and financial condition.

     The Business Cycles of Our Customers Could Adversely Affect Our
Revenues. Many of our significant customers operate in industries, such as the automotive, steel, semiconductor, pulp and paper and utilities industries, which are subject to work stoppages and slowdowns and have historically shown sensitivity to recessions and other adverse conditions in the general economy. In fiscal 2000 we generated 36.8% of our revenues from automotive manufacturers. A general or regional economic downturn or a work stoppage at one of our significant customers could have a material adverse effect on our business, results of operations and financial condition.

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

     We May Not Be Able To Manage Our Growth. We have experienced rapid growth in recent periods, both through internal expansion of products and services and acquisitions. We cannot be certain that our systems, procedures and controls will be adequate to support our operations as they expand. Our growth to date has placed, and could continue to place, significant demands on our administrative and operational resources. We may not be able to grow effectively or manage any growth successfully, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

     Voting Control

          Mr. Black owns beneficially, directly and indirectly, approximately 56.8% of the outstanding common stock. Accordingly, Mr. Black will be able to exercise effective control over MPW's affairs, the election of individuals to the Board of Directors and the outcome of other matters submitted to a vote of shareholders.

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

     Environmental Risks Could Adversely Affect Our Business. Although we attempt not to take responsibility for, nor transport or dispose of, hazardous materials generated by our customers in the normal course of our business, we do provide support to our customers for the management of their hazardous materials. This support includes some on-site movement and packaging of our customers' hazardous materials and logistical support for our customers' transportation and disposal of hazardous materials. In addition, some of our more specialized cleaning procedures may require our employees to work near hazardous materials. In performing these services, we could potentially be liable to third parties or their employees for various claims for property damage or personal injury stemming from a release of hazardous substances or otherwise. Personal injury claims could arise contemporaneously with performance of the work or long after completion of the project as a result of alleged exposure to toxic substances. A large number of these claims or one or more claims that results in a significant liability to us could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 2. PROPERTIES

FACILITIES

     The Company currently services customers through its Hebron, Ohio headquarters and over 40 branch locations in 19 states plus Canada and Mexico. The Company owns a 22,000 square foot building in Hebron, Ohio, which serves as its principal executive offices, an industrial container cleaning facility in Cleveland, Ohio and a facility in Nashville, Tennessee, which is used in its filtration management business. Many of the Company's locations are leased facilities ranging from 3,000 to 37,400 square feet at which the Company houses equipment and maintains a small sales and administrative staff. Each industrial cleaning branch location is equipped to perform minor equipment maintenance. The Company leases office space and its main fabrication, maintenance and training facility in Hebron, Ohio, consisting of approximately 67,000 square feet, its industrial water facilities located in Newark, Ohio, consisting of approximately 32,000 square feet, and its industrial container cleaning facility located in Chesterfield, Michigan, consisting of approximately 36,000 square feet, from related parties. See "Item 13. Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

     On May 1, 2000, a purported shareholder class action lawsuit was filed against the Company and Monte R. Black, Ira O. Kane and the other members of the Company's Board of Directors (collectively, the "Defendants") in the Court of Common Pleas for Licking County, Ohio on behalf of the plaintiff and the Company's other shareholders not affiliated with Monte R. Black and certain members of his immediate family. The lawsuit alleges, among other things, that each of the Defendants has breached his fiduciary duties to the Company's public shareholders. The plaintiff seeks, among other things, an injunction prohibiting the consummation of the privatization transaction and monetary damages. The Defendants believe that this lawsuit is without merit and the Company does not expect this lawsuit to have a material adverse effect on the Company.

     Various other legal actions arising in the ordinary course of business are pending against the Company. None of the other litigation pending against the Company, individually or collectively, is expected to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company furnishes the following information concerning the executive officers of the Company. Executive officers are elected annually by, and serve at the pleasure of, the Board of Directors.

     Monte R. Black (age 50). Mr. Black originally founded the Company in 1972 and has served as Chief Executive Officer and Chairman of the Board of Directors since that time.

     Ira O. Kane (age 53). Mr. Kane has served as President, Chief Operating Officer, Secretary and Director of the Company since March 1994. Prior to joining the Company, Mr. Kane served as chairman of the board of directors, senior executive vice president and director of NSC Corporation, an asbestos abatement company, and president and chief operating officer of NSC Industrial Services Corp., an industrial services company, from June 1993 until February 1994. Prior to joining NSC Corporation, Mr. Kane served as director and executive vice president of OHM Corporation, an environmental services company, from January 1984 until June 1993. Prior to joining OHM Corporation, Mr. Kane was a partner with Crabbe, Brown, Jones, Potts & Schmidt, a law firm.

     C. Douglas Rockwell (age 48). Mr. Rockwell joined the Company in March 1999 and was appointed Vice President, New Business Strategies in July 1999. Prior to joining the Company, Mr. Rockwell served as Manager, Global Service Business Development from 1996 until 1999 and Manager, LMS-Leasing from 1994 to 1996 for GE Transportation Systems, a subsidiary of General Electric Corporation, a diversified industrial corporation, and before 1994 served in various capacities for Southern Pacific Lines, a railway company.

     Richard R. Kahle (age 36). Mr. Kahle joined the Company in September 2000 and was appointed Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Kahle served in the following capacities for Banc One Corporation, a bank holding company, from January 1997 until September 2000:
(i) senior vice president -- finance, consumer lending division; (ii) manager of financial planning and analysis -- consumer lending division; (iii) national accounting director; (iv) director of financial reporting; and (v) corporate accounting manager. Before joining Banc One Corporation, from December 1994 until December 1996, Mr. Kahle was the manager of financial accounting for Clopay Corporation, a manufacturing company, and from August 1990 until December 1994, Mr. Kahle was the supervisor of financial reporting for Borden, Incorporated, a manufacturer of chemicals, packaged foods, housewares and consumer adhesives. Prior to joining Borden, Incorporated, Mr. Kahle was employed by Deloitte & Touche, a public accounting firm.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock has been traded on the Nasdaq National Market ("NASDAQ") under the symbol "MPWG" since our initial public offering on December 2, 1997. As of September 27, 2000, we had approximately 90 shareholders of record. The following table sets forth, for the periods indicated, the range of high and low closing prices for our Common Stock as reported on NASDAQ:

                                                               PRICE RANGE
                                                              -------------
                                                              HIGH      LOW
                                                              ----      ---
FISCAL 2000
------------
First Quarter...............................................   11        7 1/8
Second Quarter..............................................    9 5/16   7
Third Quarter...............................................    8 1/8    5 1/2
Fourth Quarter..............................................    8 1/4    4 15/16
FISCAL 1999
------------
First Quarter...............................................   13 1/4    8 1/4
Second Quarter..............................................   12        8 1/8
Third Quarter...............................................   12 1/2    8 1/4
Fourth Quarter..............................................   10 7/8    6 1/4
FISCAL 1998
------------
Second Quarter (from December 2, 1997)......................    9 5/16   9
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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data as of and for the years ended June 30, 1996 through 2000 have been derived from the Consolidated Financial Statements of MPW, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data below has been adjusted to reflect Filtration Services as a discontinued operation for all periods presented as a result of the Company's decision to sell Filtration Services (see Note 5 to the Consolidated Financial Statements contained elsewhere in this Form 10-K). The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                                                      PRO FORMA
                                                              YEAR ENDED JUNE 30,                    YEAR ENDED
                                             -----------------------------------------------------    JUNE 30,
                                               1996       1997       1998       1999       2000       2000 (5)
                                             --------   --------   --------   --------   ---------   -----------
                                                                                                     (UNAUDITED)
STATEMENT OF INCOME DATA:
Revenues...................................  $ 42,570   $ 47,120   $ 55,645   $ 87,579   $ 115,607    $ 84,686
Costs and expenses:
  Cost of services.........................    26,230     29,431     34,382     54,350      71,455      52,299
  Selling, general and administrative
    expenses...............................    10,441     11,266     13,097     19,134      25,137      18,074
  Depreciation and amortization (1)........     4,755      3,449      3,107      6,056       8,724       7,087
  Deferred stock option compensation (2)...        --      2,764      3,415         --          --          --
                                             --------   --------   --------   --------   ---------    --------
  Total costs and expenses.................    41,426     46,910     54,001     79,540     105,316      77,460
                                             --------   --------   --------   --------   ---------    --------
Income from operations.....................     1,144        210      1,644      8,039      10,291       7,226
Interest expense, net......................       540        939        628      2,568       4,797       2,772
Loss on sale of subsidiary.................        --         --         --         --       7,247          --
Minority earnings..........................       172        207        119         --          --          --
                                             --------   --------   --------   --------   ---------    --------
Income (loss) from continuing operations
  before income taxes......................       432       (936)       897      5,471      (1,753)      4,454
Provision (benefit) for income taxes (3)...    (1,160)      (588)    (1,597)     2,189        (702)      1,781
                                             --------   --------   --------   --------   ---------    --------
Income (loss) from continuing operations...     1,592       (348)     2,494      3,282      (1,051)      2,673
Income (loss) from subsidiary held for
  sale, net of income taxes:
    Income from results of operations......        --         --         --         --          --         624
    Loss on sale...........................        --         --         --         --          --      (4,348)
Discontinued operations, net of income
  taxes....................................     2,443      2,508      2,899      3,610       3,604       3,604
                                             --------   --------   --------   --------   ---------    --------
Net income.................................  $  4,035   $  2,160   $  5,393   $  6,892   $   2,553    $  2,553
                                             ========   ========   ========   ========   =========    ========
Net income (loss) per share:
  Continuing operations....................                                   $   0.31   $   (0.10)
                                                                              ========   =========
  Discontinued operations..................                                   $   0.34   $    0.33
                                                                              ========   =========
Net income (loss) per share, assuming
  dilution:
  Continuing operations....................                                   $   0.28   $   (0.09)
                                                                              ========   =========
  Discontinued operations..................                                   $   0.31   $    0.31
                                                                              ========   =========
Weighted average shares outstanding........                                     10,734      10,890
Weighted average shares outstanding,
  assuming dilution........................                                     11,521      11,476
PRO FORMA INFORMATION (4):
  Income (loss) from continuing operations
    before income taxes as reported........             $   (936)  $    897
  Pro forma taxes (benefit) on income......                 (374)       359
                                                        --------   --------
  Pro forma income (loss) from continuing
    operations.............................                 (562)       538
  Discontinued operations, net of income
    taxes..................................                2,508      2,899
                                                        --------   --------
  Pro forma net income.....................             $  1,946   $  3,437
                                                        ========   ========
  Pro forma net income (loss) per share:
    Continuing operations..................             $  (0.09)  $   0.06
                                                        ========   ========
    Discontinued operations................             $   0.40   $   0.34
                                                        ========   ========
  Pro forma net income (loss) per share,
    assuming dilution:
    Continuing operations..................             $  (0.08)  $   0.06
                                                        ========   ========
    Discontinued operations................             $   0.37   $   0.31
                                                        ========   ========
  Pro forma weighted average shares
    outstanding............................                6,200      8,604
  Pro forma weighted average shares
    outstanding, assuming dilution.........                6,765      9,290

                                                                   JUNE 30,                          PRO FORMA
                                              ---------------------------------------------------    JUNE 30,
                                                1996       1997      1998       1999       2000      2000 (5)
                                              --------   --------   -------   --------   --------   -----------
                                                                (IN THOUSANDS)                      (UNAUDITED)
Balance Sheet Data:
Working capital.............................  $  2,521   $  7,069   $11,429   $ 28,273   $ 33,076    $ 14,488
Net property and equipment..................    21,258     23,400    28,593     41,429     49,841      40,592
Investment in subsidiary....................        --         --        --         --         --       6,870
Net assets held for sale....................        --         --        --         --         --      57,457
Total assets................................    39,468     45,285    72,367    142,250    172,161     150,127
Total debt and capital leases, including
  current maturities........................    12,471     14,732    16,991     66,189     84,284      84,016
Total shareholders' equity..................    16,067     16,478    39,721     49,566     53,069      53,069

---------------

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

(4) Represents historical information adjusted only to reflect the recording of income taxes as if all subsidiaries of MPW had been taxed as a C Corporation prior to our initial public offering. See the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

(5) The Pro Forma Balance Sheet at June 30, 2000 and the Pro Forma Statement of Income for the year ended June 30, 2000 have been provided as supplemental financial information to disclose the Company's balance sheet and statement of income related to continuing operations.

    As further described in Note 5 to the Consolidated Financial Statements contained elsewhere in this Form 10-K, Filtration Services is for sale and has been reflected as discontinued operations in the Company's statements of income for all periods presented. The Pro Forma Balance Sheet at June 30, 2000 reflects the assets and liabilities of Filtration Services as Net Assets Held for Sale.

    As further described in Note 6 to the Consolidated Financial Statements contained elsewhere in this Form 10-K, on July 18, 2000 the Company completed a recapitalization transaction of Pentagon that resulted in the Company's sale of its majority interest in the capital stock of Pentagon and resulted in a retained interest in Pentagon of 22.3%. The Proforma Balance Sheet at June 30, 2000 reflects the amount of the Company's remaining investment in Pentagon after completion of the recapitalization transaction as Investment in Subsidiary. The remaining assets and liabilities of Pentagon net of the accrued loss on the sale of subsidiary included in the historical balance sheet at June 30, 2000 have been classified as Net Assets Held for Sale in the Pro Forma Balance Sheet at June 30, 2000. The Pro Forma Statement of Income reflects the revenues and expenses of Pentagon included in the historical statement of income for the year ended June 30, 2000 in the Income (loss) from subsidiary held for sale, net of income taxes classification. For purposes of allocation interest expense to the operations of Pentagon for fiscal 2000, interest has been allocated commensurate with the $22.8 million in proceeds that the Company received from the transaction in July 2000 that was utilized to reduce long term debt at the Company's effective June 30, 2000 borrowing rate of 8.88%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

OVERVIEW

  CURRENT EVENTS

     Privatization of Company. On August 22, 2000, we announced that a Special Committee of our Board of Directors had reached an agreement in principle with the Company's Chairman and Chief Executive Officer, Monte R. Black, to acquire the Company in a cash merger at $8.25 per share plus an additional amount if the sale of Filtration Services generated proceeds in excess of targeted amounts. On September 27, 2000, we announced that Mr. Black had withdrawn his previously announced proposal to acquire the Company. Mr. Black advised the Company's Special Committee, which had been evaluating the proposal, that he withdrew the proposal primarily because he perceived uncertainty in the Company's core businesses due to sluggish customer demand from certain industries. Mr. Black also expected that the higher than anticipated level of current Company indebtedness, when added to the debt to be incurred to finance the privatization transaction, would adversely impact the Company if the privatization transaction were completed. In addition, Mr. Black advised the Special Committee that he is not considering a new proposal to acquire the Company. See Note 4 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

     Operating results for fiscal 2001 will be negatively impacted by charges for severance costs related to the resignation of certain officers. The nature and amount of transaction costs, if any, related to the proposed privatization transaction have not yet been determined.

     Proposed Sale of Filtration Services. In connection with the proposed privatization transaction, we also announced our plan to sell Filtration Services. Even though Mr. Black's proposal to acquire the Company has been withdrawn, we still intend to sell Filtration Services. Filtration Services provides air and liquid filtration devices, filtration media and consumable products, engineering analysis and industrial cleaning and facility maintenance primarily to the automotive industry. The Consolidated Financial Statements have been restated to account for Filtration Services as a discontinued operation for all periods presented therein. Discontinued operations include Filtration Services net sales that totaled $37.8 million, $59.6 million, and $77.9 million for fiscal years 1998, 1999 and 2000, respectively. We expect the sale of Filtration Services to be completed in the third quarter of fiscal 2001. See
Note 5 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

     Recapitalization of Pentagon. On July 18, 2000, we closed a transaction related to Pentagon pursuant to the Recapitalization Agreement. Pursuant to the Recapitalization Agreement, BCP invested in Pentagon, we sold a majority of our equity interest in Pentagon to BCP and Pentagon indebtedness to us was repaid. We retained a 22.3% interest in the capital stock of Pentagon. See Note 6 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

     In connection with this transaction, we received payments totaling $22.8 million, which were used to repay debt. Our fiscal 2000 statement of income and the June 30, 2000 balance sheet include a $4.3 million accrued loss on sale of subsidiary, net of related tax benefits, to reduce our investment in Pentagon to 22.3% of Pentagon's equity upon finalization of the recapitalization transaction. The loss on sale of subsidiary recorded at June 30, 2000 is subject to final due diligence. As a result of the reduction in our ownership of Pentagon's capital stock to 22.3%, beginning in the first quarter of fiscal 2001, we will record our remaining investment in Pentagon under the equity method of accounting.

     Unusual Events in Fiscal 1999. In late June 1998 through July 1998, General Motors experienced a strike, which affected our operations primarily at our industrial container cleaning service line.

     In March 1999, we experienced a fire at our Austin, Texas facility. This facility provided critical parts cleaning within Pentagon. The fire caused the facility, and most equipment within the facility, to be unusable. A portion of the business from this facility was temporarily transferred to our Hopewell Junction, New York facility and the remainder was temporarily lost to other service providers. We obtained a new site in Austin to replace the damaged facility and completed construction in August 1999. The new facility was ramped up to pre-fire business levels during the second quarter of fiscal 2000.

     Acquisitions. Since June 1998, we have acquired 12 businesses that represent an aggregate increase in our revenues of approximately $61.0 million. We agreed to pay an aggregate consideration for these businesses of approximately $50.9 million, which included cash, common stock, preferred stock of Pentagon and contingent consideration for future performance. We accounted for each of these acquisitions using the purchase method of accounting and each are included in our results of operations only from the effective date of acquisition. Certain of the acquisitions related to our entry in late 1998 into a new service line that provides contamination control services for critical cleanroom environments. These companies were combined into a single subsidiary of the Company, Pentagon. In July 2000, we sold a majority of our equity interest in Pentagon and retained a 22.3% interest in the capital stock of Pentagon. See Note 6 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

     As a result of these acquisitions, we do not believe that our results of operations are necessarily comparable on a period to period basis. Our discussion of results of operations below should be read in conjunction with the Consolidated Financial Statements and related notes included herein where each of these acquisitions has been described in more detail.

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

RESULTS OF OPERATIONS

     The following table sets forth selected pro forma statement of income data for fiscal 1998 and actual statement of income data for fiscal 1999 and 2000 as a percentage of revenues adjusted to reflect discontinued operations:

                                                               YEAR ENDED JUNE 30,
                                                             -----------------------
                                                             1998     1999     2000
                                                             ----     ----     ----
Revenues...................................................  100.0%   100.0%   100.0%
Costs and expenses:
  Cost of services.........................................   61.8     62.1     61.8
  Selling, general and administrative expenses.............   23.5     21.8     21.7
  Depreciation and amortization............................    5.6      6.9      7.5
  Deferred stock option compensation.......................    6.1       --       --
                                                             -----    -----    -----
  Total costs and expenses.................................   97.0     90.8     91.1
                                                             -----    -----    -----
Income from operations.....................................    3.0      9.2      8.9
  Interest expense, net....................................    1.1      2.9      4.1
  Loss on sale of subsidiary...............................     --       --      6.3
  Minority earnings........................................    0.2       --       --
                                                             -----    -----    -----
Income (loss) from continuing operations before income
  taxes....................................................    1.6      6.2     (1.5)
Provision (benefit) for income taxes.......................    0.6      2.5     (0.6)
                                                             -----    -----    -----
Income (loss) from continuing operations...................    1.0%     3.7%    (0.9)%
                                                             =====    =====    =====

FISCAL 2000 COMPARED TO FISCAL 1999

     Basis of Presentation. Our analysis of fiscal 2000 compared to fiscal 1999 utilizes actual information as presented above that has been adjusted to reflect Filtration Services as a discontinued operation. The information presented above includes the operating results of Pentagon from the effective acquisition date through June 30, 2000. In July 2000, we sold a majority of our equity interest in Pentagon and retained a 22.3% interest in the capital stock of Pentagon. Pentagon accounted for $30.9 million and $13.0 million of our revenues and $3.1 million and $31,000 of our income from operations for fiscal 2000 and fiscal 1999, respectively.

     Revenues. Revenues increased by $28.0 million, or 32.0%, to $115.6 million in fiscal 2000 from $87.6 million in fiscal 1999. This increase is the result of internal growth of 13.7%, but is also due to acquisitions that have not been reported in our results of operations for a full fiscal year, which contributed an aggregate of $16.1 million of incremental growth in revenues.

     Cost of Services. Cost of services increased by $17.1 million, or 31.5%, to $71.5 million in fiscal 2000 from $54.4 million in fiscal 1999. Cost of services as a percentage of revenues decreased to 61.8% in fiscal 2000 from 62.1% in fiscal 1999. The slight increase in margin as compared to prior year is the result of operating improvements in our cleanroom cleaning and related services and industrial container cleaning service lines, offset by lower margins in our industrial cleaning and facility maintenance service line.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.0 million, or 31.4%, to $25.1 million in fiscal 2000 from $19.1 million in fiscal 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 21.7% in fiscal 2000 from 21.8% in fiscal 1999. The increase in selling, general and administrative expenses is primarily due to the overhead costs assumed in acquisitions completed since the year earlier period and other investments in our infrastructure to support overall growth.

     Depreciation and Amortization. Depreciation and amortization increased by $2.7 million, or 44.1%, to $8.7 million in fiscal 2000 from $6.1 million in fiscal 1999. Depreciation and amortization increased as a percentage of revenues to 7.5% in fiscal 2000 from 6.9% in fiscal 1999. This increase is a result of additional goodwill and other intangible assets arising out of acquisitions noted above and additional capital expenditures related to our growth.

     Income from Operations. Income from operations increased by $2.3 million, or 28.0%, to $10.3 million in fiscal 2000 from $8.0 million in fiscal 1999. Income from operations decreased as a percentage of revenues to 8.9% in fiscal 2000 from 9.2% in fiscal 1999. The increase in income from operations and decrease in operating margin is due to the factors discussed above and is also due to the effect of the General Motors strike and the fire at our Austin, Texas facility on the income from operations in fiscal 1999. See discussion above under the heading Unusual Events in Fiscal 1999.

     Interest Expense, Net. Interest expense increased $2.2 million, or 86.8%, to $4.8 million in fiscal 2000 from $2.6 million in fiscal 1999. This increase is the result of new borrowings primarily related to acquisitions.

     Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes in fiscal 2000 and fiscal 1999 reflects an effective rate of 40%.

FISCAL 1999 COMPARED TO FISCAL 1998

     Basis of Presentation. Our analysis of fiscal 1999 compared to fiscal 1998 utilizes actual information for fiscal 1999 and pro forma information for fiscal 1998 as provided in the tables above that has been adjusted to reflect Filtration Services as a discontinued operation.

     Revenues. Revenues increased by $31.9 million, or 57.4%, to $87.6 million in fiscal 1999 from $55.6 million in fiscal 1998. This increase is primarily due to the acquisitions that have not been reported in our results of operations for a full fiscal year, which contributed an aggregate of $25.2 million of incremental growth in revenues. Despite the impact of the General Motors strike, the internal rate of growth in revenues in fiscal 1999 was 12.1%.

     Cost of Services. Cost of services increased by $20.0 million, or 58.1%, to $54.4 million in fiscal 1999 from $34.4 million in fiscal 1998. Cost of services as a percentage of revenues increased to 62.1% in fiscal 1999 from 61.8% in fiscal 1998. The slight increase in cost of services as a percentage of revenues is the result of the loss of revenues related to the General Motors strike and the fire at our Austin facility. See discussion under the heading Unusual Events in Fiscal 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.0 million, or 46.1%, to $19.1 million in fiscal 1999 from $13.1 million in fiscal 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 21.8% in fiscal 1999 from 23.5% in fiscal 1998. The increase in selling, general and administrative expenses is primarily due to the overhead costs assumed in the acquisitions noted above, costs associated with our status as a public company and other investments in our infrastructure to support overall growth.

     Depreciation and Amortization. Depreciation and amortization increased by $2.9 million, or 94.9%, to $6.1 million in fiscal 1999 from $3.1 million in fiscal 1998. Depreciation and amortization increased as a percentage of revenues to 6.9% in fiscal 1999 from 5.6% in fiscal 1998. This increase is a result of additional goodwill and other intangible assets arising out of the acquisitions noted above and additional capital expenditures related to our growth.

     Income from Operations. Income from operations increased by $6.4 million, or 389.0%, to $8.0 million in fiscal 1999 from $1.6 million in fiscal 1998. Income from operations increased as a percentage of revenues to 9.2% in fiscal 1999 from 3.0% in fiscal 1998. However, income from operations in fiscal 1998 included $3.4 million of deferred stock option compensation expense as discussed above under the heading Initial Public Offering. Excluding this expense from this analysis, income from operations increased $3.0 million, or 58.9%, to $8.0 million in fiscal 1999 from $5.1 million in fiscal 1998 and income from operations increased as a percentage of revenues to 9.2% in fiscal 1999 from 9.1% in fiscal 1998. The increase in income from operations and operating margin is due to the factors discussed above offset by the impact of the General Motors strike and the fire at our Austin facility. See discussion above under the heading Unusual Events in Fiscal 1999.

     Interest Expense, net. Interest expense increased $1.9 million, or 308.9%, to $2.6 million in fiscal 1999 from $628,000 in fiscal 1998. Immediately following our initial public offering, we had no borrowings under our previous credit facility with our banks. Interest expense in fiscal 1999 is the result of new borrowings subsequent to our initial public offering, primarily resulting from the acquisitions noted above.

     Provisions for Income Taxes. Prior to October 31, 1997, MPW Industrial Services, Inc. was an S Corporation for income tax purposes and did not record a provision for federal and some state income taxes. The provision for income taxes in fiscal 1999 and in the pro forma information for fiscal 1998 reflects an effective rate of 40%.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, we had cash and cash equivalents of $236,000 and working capital of $33.1 million. During fiscal 2000, we had $7.1 million provided by operating activities and made capital investments of $14.6 million.

     During fiscal 2000, we completed two acquisitions that required an aggregate of $6.2 million in cash, net of cash received, and the issuance of an unsecured convertible subordinated promissory note with a principal amount of $1.0 million, which was convertible into shares of common stock of MPW. In connection with the recapitalization of Pentagon noted above, this note was paid off in full, with accrued interest, in July 2000. In addition, we paid additional consideration of $3.0 million in cash and issued 54,484 shares of our common stock in connection with several of our acquisition agreements that provide for additional consideration to be paid based on achievement of certain objectives. The borrowings under our revolving credit facility reached $82.4 million as of June 30, 2000.

     During October 1999, we entered into our current credit facility with our principal banks and two additional banks. The current credit facility, as amended, provides us with up to $100.0 million of revolving credit availability for a three-year period, subject to extension by the banks each year on the anniversary of the agreement. Under the terms of our current credit facility, the entire $100.0 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under our current credit facility is at rates, based on the prime or Eurodollar rate, that we believe to be very favorable. Availability of borrowings is subject to the maintenance of a minimum level of net worth, certain levels of interest coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization that we believe will not affect the availability of borrowings under our current credit facility. The current credit facility is secured by substantially all of our assets. The terms of the current credit facility include a mechanism that allows us, with the approval of the banks, to increase the capacity under the credit agreement up to $150.0 million.

     Subsequent to June 30, 2000, we received $22.8 million in conjunction with the recapitalization of Pentagon noted above and used those proceeds to repay debt. After this repayment, our cost of borrowing under the credit facility was reduced by approximately fifty basis points. We also paid additional consideration of $1.4 million in cash in connection with several of our acquisition agreements that provide for additional consideration to be paid based on achievement of certain objectives. Our current borrowings under our revolving credit facility are approximately $62.5 million.

INFLATION

     The effects of inflation on our operations were not significant during the periods presented in the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. Our primary market risk exposure relates to interest rate risk. We had a balance of $82.4 million on our revolving credit facility at June 30, 2000, which is subject to a variable rate of interest based on the prime or Eurodollar rate. Assuming borrowings at June 30, 2000, a one hundred basis point change in interest rates would impact net interest expense by approximately $824,000 per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
MPW Industrial Services Group, Inc.

     We have audited the accompanying consolidated balance sheets of MPW Industrial Services Group, Inc. and subsidiaries as of June 30, 1999 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPW Industrial Services Group, Inc. and subsidiaries at June 30, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                                  /s/ ERNST & YOUNG LLP

Columbus, Ohio
September 27, 2000

                      MPW INDUSTRIAL SERVICES GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 JUNE 30,            PRO FORMA
                                                           --------------------    JUNE 30, 2000
                                                             1999        2000        (NOTE 2)
                                                           --------    --------    -------------
                                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..............................  $    318    $    236      $    161
  Accounts receivable, net...............................    35,744      38,718        16,030
  Inventories............................................     9,044      14,414         2,293
  Deferred income taxes..................................     1,492       4,104           959
  Prepaid expenses.......................................     1,868       1,927         1,657
  Other current assets...................................       973       1,268         1,238
                                                           --------    --------      --------
                                                             49,439      60,667        22,338
Property and equipment, net..............................    41,429      49,841        40,592
Noncurrent assets:
  Intangibles, net.......................................    50,946      61,099        22,423
  Investment in subsidiary...............................        --          --         6,870
  Other assets...........................................       436         554           447
  Net assets held for sale...............................        --          --        57,457
                                                           --------    --------      --------
       Total assets......................................  $142,250    $172,161      $150,127
                                                           ========    ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................  $  9,968    $ 11,591      $  3,069
  Accrued compensation and related taxes.................     4,638       2,420           458
  Current maturities of noncurrent liabilities...........       714         310           224
  Accrued loss on sale of subsidiary.....................        --       7,247            --
  Other accrued liabilities..............................     5,846       6,023         4,099
                                                           --------    --------      --------
                                                             21,166      27,591         7,850
Noncurrent liabilities:
  Long-term debt.........................................    65,475      83,974        83,792
  Deferred income taxes..................................     4,456       6,143         5,416
  Other..................................................       312         184            --
                                                           --------    --------      --------
                                                             70,243      90,301        89,208
Minority interest........................................     1,275       1,200            --
Shareholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding........        --          --            --
  Common stock, no par value; 30,000,000 shares
     authorized; 10,784,945 and 10,929,257 shares issued
     and outstanding at June 30, 1999 and 2000,
     respectively........................................       108         109           109
  Additional paid-in capital.............................    40,531      41,461        41,461
  Retained earnings......................................     8,927      11,499        11,499
                                                           --------    --------      --------
                                                             49,566      53,069        53,069
                                                           --------    --------      --------
          Total liabilities and shareholders' equity.....  $142,250    $172,161      $150,127
                                                           ========    ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     PRO FORMA
                                                      YEAR ENDED JUNE 30,           YEAR ENDED
                                                 ------------------------------    JUNE 30, 2000
                                                  1998       1999        2000        (NOTE 2)
                                                 -------    -------    --------    -------------
                                                                                    (UNAUDITED)
Revenues.......................................  $55,645    $87,579    $115,607       $84,686
Costs and expenses:
  Cost of services.............................   34,382     54,350      71,455        52,299
  Selling, general and administrative
     expenses..................................   13,097     19,134      25,137        18,074
  Depreciation and amortization................    3,107      6,056       8,724         7,087
  Deferred stock option compensation...........    3,415         --          --            --
                                                 -------    -------    --------       -------
  Total costs and expenses.....................   54,001     79,540     105,316        77,460
                                                 -------    -------    --------       -------
Income from operations.........................    1,644      8,039      10,291         7,226
Interest expense, net..........................      628      2,568       4,797         2,772
Loss on sale of subsidiary.....................       --         --       7,247            --
Minority earnings..............................      119         --          --            --
                                                 -------    -------    --------       -------
Income (loss) from continuing operations before
  income taxes.................................      897      5,471      (1,753)        4,454
Provision (benefit) for income taxes...........   (1,597)     2,189        (702)        1,781
                                                 -------    -------    --------       -------
Income (loss) from continuing operations.......    2,494      3,282      (1,051)        2,673
Income (loss) from subsidiary held for sale,
  net of income taxes:
     Income from results of operations.........       --         --          --           624
     Loss on sale..............................       --         --          --        (4,348)
Discontinued operations, net of income taxes...    2,899      3,610       3,604         3,604
                                                 -------    -------    --------       -------
Net income.....................................  $ 5,393    $ 6,892    $  2,553       $ 2,553
                                                 =======    =======    ========       =======
Net income (loss) per share:
  Continuing operations........................             $  0.31    $  (0.10)
                                                            =======    ========
  Discontinued operations......................             $  0.34    $   0.33
                                                            =======    ========
Net income (loss) per share, assuming dilution:
  Continuing operations........................             $  0.28    $  (0.09)
                                                            =======    ========
  Discontinued operations......................             $  0.31    $   0.31
                                                            =======    ========
Weighted average shares outstanding............              10,734      10,890
Weighted average shares outstanding, assuming
  dilution.....................................              11,521      11,476

Pro forma information (see Note 12):
  Income from continuing operations before
     income taxes as reported..................  $   897
  Pro forma taxes on income....................      359
                                                 -------
  Pro forma income from continuing
     operations................................      538
  Discontinued operations, net of income
     taxes.....................................    2,899
                                                 -------
  Pro forma net income.........................  $ 3,437
                                                 =======
  Pro forma net income per share:
     Continuing operations.....................  $  0.06
                                                 =======
     Discontinued operations...................  $  0.34
                                                 =======
  Pro forma net income per share, assuming
     dilution:
     Continuing operations.....................  $  0.06
                                                 =======
     Discontinued operations...................  $  0.31
                                                 =======
  Pro forma weighted average shares
     outstanding...............................    8,604
  Pro forma weighted average shares
     outstanding, assuming dilution............    9,290

  The accompanying notes are an integral part of these consolidated financial statements.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                        COMMON STOCK      ADDITIONAL
                                                      ----------------     PAID-IN      RETAINED
                                                      SHARES    AMOUNT     CAPITAL      EARNINGS
                                                      ------    ------    ----------    --------
Balance at July 1, 1997.............................   6,200     $ 62      $   837      $15,579
  Net income........................................      --       --           --        5,393
  Distributions.....................................      --       --           --      (22,442)
  Capital contributions.............................      --       --          233           --
  Reclassification of retained earnings.............      --       --       (3,495)       3,495
  Issuance of common stock:
     Initial public offering, net of related
       expenses.....................................   3,988       40       32,053           --
     Acquisitions...................................     293        3        2,946           --
     Stock plans....................................      16       --          112           --
  Elimination of deferred stock option compensation
     liability, net of taxes........................      --       --        4,905           --
                                                      ------     ----      -------      -------
Balance at June 30, 1998............................  10,497      105       37,591        2,025
  Net income........................................      --       --           --        6,892
  Issuance of common stock:
     Acquisitions...................................     272        3        2,847           --
     Stock plans....................................      16       --           93           --
  Deferred translation adjustment...................      --       --           --           10
                                                      ------     ----      -------      -------
Balance at June 30, 1999............................  10,785      108       40,531        8,927
  Net income........................................      --       --           --        2,553
  Issuance of common stock:
     Acquisitions...................................      86        1          827           --
     Stock plans....................................      58       --          103           --
  Deferred translation adjustment...................      --       --           --           19
                                                      ------     ----      -------      -------
Balance at June 30, 2000............................  10,929     $109      $41,461      $11,499
                                                      ======     ====      =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                1998        1999        2000
                                                              --------    --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income..................................................  $  5,393    $  6,892    $  2,553
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................     3,384       5,008       7,047
  Amortization..............................................       226       1,838       2,781
  Loss on sale of subsidiary................................        --          --       7,247
  (Gain) loss on disposals of assets........................       (12)         70         277
  Minority interest.........................................       119          --          --
  Deferred stock option compensation........................     3,415          --          --
  Change in deferred income taxes...........................      (247)      2,771        (925)
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (4,098)    (11,328)     (2,404)
     Inventories............................................    (1,008)     (1,692)     (5,831)
     Prepaid expenses and other assets......................       128      (2,554)       (382)
     Accounts payable.......................................     1,987       1,797       1,469
     Other accrued liabilities..............................    (3,395)     (4,154)     (4,770)
                                                              --------    --------    --------
Net cash provided by (used in) operating activities.........     5,892      (1,352)      7,062
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (8,373)    (16,214)    (14,613)
Purchase of businesses, net of acquired cash................   (12,303)    (29,246)     (9,690)
Proceeds from the disposal of property and equipment........       113       2,623          53
                                                              --------    --------    --------
Net cash used in investing activities.......................   (20,563)    (42,837)    (24,250)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net.................    32,146          62          29
Proceeds from revolving credit facility.....................    26,361     115,356      67,217
Payments on revolving credit facility.......................   (28,513)    (55,108)    (49,400)
Proceeds from notes payable.................................    14,500       6,804          --
Payments on notes payable...................................   (11,169)    (23,006)       (673)
Payments on AAA Notes.......................................   (17,600)         --          --
Payments on capital lease obligations.......................       (27)       (108)        (67)
Proceeds from capital contributions.........................       233          --          --
Distributions to shareholders...............................    (1,242)         --          --
                                                              --------    --------    --------
Net cash provided by financing activities...................    14,689      44,000      17,106
                                                              --------    --------    --------
Increase (decrease) in cash and cash equivalents............        18        (189)        (82)
Cash and cash equivalents at beginning of year..............       489         507         318
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $    507    $    318    $    236
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000)

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

     On August 22, 2000, the Company announced that a Special Committee of its Board of Directors had reached an agreement in principle with the Company's Chairman and Chief Executive Officer, Monte R. Black, to acquire the Company in a cash merger at $8.25 per share plus an additional amount if the sale of its filtration services group (as hereinafter defined) generated proceeds in excess of targeted amounts. The Company's filtration services group is comprised of its Industrial Filtration Products and Services segment along with the labor support business of its Industrial Cleaning and Facility Maintenance service line (collectively, "Filtration Services"). On September 27, 2000, the Company announced that Mr. Black had withdrawn his previously announced proposal to acquire the Company. Mr. Black advised the Company's Special Committee, which had been evaluating the proposal, that he withdrew the proposal primarily because he perceived uncertainty in the Company's core businesses due to sluggish customer demand from certain industries. Mr. Black also expected that the higher than anticipated level of current Company indebtedness, when added to the debt to be incurred to finance the privatization transaction, would adversely impact the Company if the privatization transaction were completed. In addition, Mr. Black advised the Special Committee that he is not considering a new proposal to acquire the Company. See Note 4.

     In connection with the proposed privatization transaction, the Company also announced its plan to sell Filtration Services. Filtration Services provides air and liquid filtration devices, filtration media and consumable products, engineering analysis and industrial cleaning and facility maintenance primarily to the automotive industry. Even though Mr. Black's proposal to acquire the Company has been withdrawn, the Company still intends to sell Filtration Services. See Note 5.

     As a result of the Company's plans to sell Filtration Services, the financial data related to Filtration Services is accounted for as a discontinued operation for all periods presented. See Note 5.

     Beginning in November 1998, the Company entered into a new service line effective with the acquisition of technical cleanroom cleaning and related services companies. See Note 7 for further information about the individual acquisitions. These acquisitions were made by a newly created, wholly-owned subsidiary of the Company, Pentagon Technologies Group, Inc. ("Pentagon"). Effective July 18, 2000, the Company completed a recapitalization transaction that resulted in the recapitalization of Pentagon and reduced the Company's retained interest in the capital stock of Pentagon to 22.3%. See Note 6.

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

                      MPW INDUSTRIAL SERVICES GROUP, INC.

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

     INTANGIBLES Intangibles include costs in excess of net assets of acquired businesses ("goodwill") of $42,318,000 and $52,351,000 and other intangible assets of $8,628,000 and $8,748,000 as of June 30, 1999 and 2000, respectively. Goodwill, resulting primarily from certain acquisitions accounted for using the purchase method of accounting, is amortized on a straight-line basis over periods not exceeding 25 years. Other intangible assets include patents, covenants not-to-compete and customer lists and are amortized on a straight-line basis over periods ranging from 5 to 20 years. Accumulated amortization of intangibles as of June 30, 1999 and 2000 was $2,418,000 and $5,160,000,
respectively.

     The recoverability of intangibles and other long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and if future undiscounted cash flows are believed insufficient to recover the remaining carrying value of the asset, the carrying value is written down to fair value in the period the impairment is identified.

     MINORITY INTEREST Minority interest as of June 30, 2000 represents certain equity interests in Pentagon that were issued in connection with certain of its acquisitions. These equity interests are in the form of a preferred stock of Pentagon. The amount presented in the balance sheet as of June 30, 2000 represents the estimated value of the preferred stock based on 17% of the underlying equity of Pentagon. See Note 6.

     FINANCIAL INSTRUMENTS Financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term debt. The carrying value of all financial instruments at June 30, 1999 and 2000 approximated their fair value.

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

     COMPREHENSIVE INCOME Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires that an enterprise report the change in its equity during the period from non-owner sources as

                      MPW INDUSTRIAL SERVICES GROUP, INC.

other comprehensive income. The Company has evaluated the statement and determined that the only item in addition to net income that would be included in comprehensive income is the foreign currency deferred translation adjustment. Comprehensive income for the years ended June 30, 1998, 1999 and 2000 was $3,437,000, $6,902,000 and $2,572,000, respectively.

     STATEMENT OF CASH FLOWS The Company considers all short-term deposits and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash paid for income taxes for fiscal 1998, 1999 and 2000 was $2,074,000, $1,884,000 and $2,775,000, respectively. Cash paid for interest was $921,000, $2,820,000 and $6,825,000 for fiscal 1998, 1999 and 2000, respectively. During fiscal 1998, the Company redeemed $3,600,000 of the AAA Notes (as hereinafter defined) as consideration for the sale of a corporate aircraft to an entity controlled by its principal shareholder.

     USE OF ESTIMATES The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

     RECLASSIFICATIONS Certain amounts presented as of June 30, 1999 have been reclassified to conform to the June 30, 2000 presentation.

     EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued, which will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company will adopt SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, in the first quarter of its fiscal year ending June 30, 2001. Management does not anticipate that the adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The objective of SAB No. 101 is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to follow the guidance in SAB No. 101 no later than the fourth quarter of fiscal 2001. The SEC has recently indicated that it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Based on the guidance currently issued, management anticipates that the adoption of SAB No. 101 will not have a material impact on the Company's consolidated financial statements.

NOTE 2. PRO FORMA FINANCIAL INFORMATION

     The Pro Forma Balance Sheet at June 30, 2000 and the Pro Forma Statement of Income for the year ended June 30, 2000 have been provided as supplemental financial information to disclose the Company's balance sheet and statement of income related to continuing operations.

     As further described in Note 5, Filtration Services is for sale and has been reflected as discontinued operations in the Company's statements of income for all periods presented. The Pro Forma Balance Sheet at June 30, 2000 reflects the assets and liabilities of Filtration Services as Net Assets Held for Sale.

     As further described in Note 6, on July 18, 2000 the Company completed a recapitalization transaction of Pentagon that resulted in the Company's sale of its majority interest in the capital stock of Pentagon and resulted in a retained interest in Pentagon of 22.3%. The Proforma Balance Sheet at June 30, 2000 reflects the amount of the Company's remaining investment in Pentagon after completion of the recapitalization transaction as Investment in Subsidiary. The remaining assets and liabilities of Pentagon net of the accrued loss on the sale of subsidiary included in the historical balance sheet at June 30, 2000 have been classified as Net Assets Held for Sale in the Pro Forma Balance Sheet at June 30, 2000. The Pro Forma Statement of Income reflects the revenues and expenses of Pentagon included in the historical statement of income for the year ended June 30, 2000 in the

                      MPW INDUSTRIAL SERVICES GROUP, INC.

Income (loss) from subsidiary held for sale, net of income taxes classification. For purposes of allocation interest expense to the operations of Pentagon for fiscal 2000, interest has been allocated commensurate with the $22.8 million in proceeds that the Company received from the transaction in July 2000 that was utilized to reduce long term debt at the Company's effective June 30, 2000 borrowing rate of 8.88%.

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

                      MPW INDUSTRIAL SERVICES GROUP, INC.

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

NOTE 4. PRIVATIZATION OF COMPANY

     On August 22, 2000, the Company announced that a Special Committee of its Board of Directors had reached an agreement in principle with the Company's Chairman and Chief Executive Officer, Monte R. Black, to acquire the Company in a cash merger at $8.25 per share plus an additional amount if the sale of Filtration Services generated proceeds in excess of targeted amounts. On September 27, 2000, the Company announced that Mr. Black had withdrawn his previously announced proposal to acquire the Company. Mr. Black advised the Company's Special Committee, which had been evaluating the proposal, that he withdrew the proposal primarily because he perceived uncertainty in the Company's core businesses due to sluggish customer demand from certain industries. Mr. Black also expected that the higher than anticipated level of current Company indebtedness, when added to the debt to be incurred to finance the privatization transaction, would adversely impact the Company if the privatization transaction were completed. In addition, Mr. Black advised the Special Committee that he is not considering a new proposal to acquire the Company.

NOTE 5. DISCONTINUED OPERATIONS

     In connection with the proposed privatization transaction described in Note 4, the Company announced its plan to sell Filtration Services. Even though Mr. Black's proposal to acquire the Company has been withdrawn, the Company still intends to sell Filtration Services. Filtration Services provides air and liquid filtration devices, filtration media and consumable products, engineering analysis and industrial cleaning and facility maintenance primarily to the automotive industry. The Consolidated Financial Statements have been restated to account for Filtration Services as a discontinued operation for all periods presented therein. The Company expects the sale of Filtration Services to be completed in the third quarter of fiscal 2001.

     Discontinued operations include Filtration Services' net sales that totaled $37,771,000, $59,618,000 and $77,942,000 for fiscal years 1998, 1999 and 2000, respectively. Interest expense is charged to discontinued operations based on intercompany account balances at the Company's effective external borrowing rate. Interest expense included in discontinued operations was $246,000, $880,000 and $1,642,000 for fiscal 1998, 1999 and 2000, respectively. Net income from discontinued operations was reported net of income tax expense of $1,933,000, $2,406,000 and $2,403,000 for the fiscal years 1998, 1999 and 2000, respectively.

NOTE 6. RECAPITALIZATION OF PENTAGON

     On July 18, 2000, the Company closed a transaction related to Pentagon pursuant to a Recapitalization Agreement, dated as of April 25, 2000, by and among Pentagon, the Company, MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnership and BCP III Affiliates Fund Limited Partnership, as amended (the "Recapitalization Agreement"). Pursuant to the Recapitalization Agreement, Baird Capital Partners and certain of its affiliates ("BCP") invested in Pentagon, the Company sold a majority of its equity interest in Pentagon to BCP and Pentagon indebtedness to the Company was repaid. The Company retained a 22.3% interest in the capital stock of Pentagon.

     In connection with this transaction, the Company received $22,788,000, which was used to repay debt. The Company's fiscal 2000 statement of income and the June 30, 2000 balance sheet includes a $7,247,000

                      MPW INDUSTRIAL SERVICES GROUP, INC.

($4,348,000 net of tax) accrued loss on sale of subsidiary to reduce the Company's investment in Pentagon to 22.3% of Pentagon's equity upon finalization of the recapitalization transaction. The loss on sale of subsidiary recorded at June 30, 2000 is subject to final due diligence. As a result of the reduction in the Company's ownership of Pentagon's capital stock to 22.3%, beginning in the first quarter of fiscal 2001, the Company will record its remaining investment in Pentagon under the equity method of accounting.

     The preferred stock of Pentagon recorded in the Company's balance sheet as of June 30, 2000 and prior periods as minority interest and common stock options issued by Pentagon to certain of its executive officers were cancelled in the recapitalization transaction.

NOTE 7. ACQUISITIONS

     INDUSTRIAL SERVICES On January 4, 2000, the Company purchased substantially all of the assets of Industrial Services, Inc. ("Industrial Services") for an aggregate cash consideration of $4,500,000. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Industrial Services from the acquisition date through June 30, 2000

     THERMAL COATING On August 10, 1999, effective April 1, 1999, the Company purchased substantially all of the assets of Thermal Coating, Inc. ("Thermal Coating") for an aggregate consideration of $3,434,000. The consideration included the issuance of preferred stock of Pentagon, representing 1% of the equity in Pentagon. Also included in the consideration is the issuance of an unsecured convertible subordinated promissory note with a principal amount of $1,000,000 and accruing interest at 10%, which is convertible into shares of common stock of the Company. This note was subsequently paid off in full, with accrued interest, in connection with the recapitalization of Pentagon as described in Note 6 above. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Thermal Coating from the effective acquisition date through June 30, 2000.

     MID-OHIO INDUSTRIAL Effective February 1, 1999, the Company purchased substantially all of the assets of Mid-Ohio industrial Services, Inc. ("Mid-Ohio Industrial") for an aggregate cash consideration of $2,550,000. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Mid-Ohio Industrial from the effective acquisition date through June 30, 2000.

     BIOCON Effective January 1, 1999, the Company purchased substantially all of the assets of Biocon, a division of Performance Solutions-Biocon, LLC for an aggregate consideration of $2,366,000. The consideration included the issuance of preferred stock of Pentagon, representing 1% of the equity of Pentagon. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Biocon from the effective acquisition date through June 30, 2000.

     WTW SYSTEMS Effective December 31, 1998, the Company purchased substantially all of the assets of WTW Systems, Inc. ("WTW Systems") for an aggregate cash consideration of $1,283,000. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of WTW Systems from the effective acquisition date through June 30, 2000.

     DRYDEN ENGINEERING Effective December 31, 1998, the Company acquired all of the outstanding stock of Dryden Engineering, Inc., a California corporation ("Dryden Engineering"), for an aggregate consideration of $3,325,000. The consideration included the issuance of preferred stock of Pentagon, representing 4% of the equity of Pentagon. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Dryden Engineering from the effective acquisition date through June 30, 2000.

     SUPPORT SYSTEMS Effective November 1, 1998, the Company acquired all of the outstanding stock of Support Systems, Inc., a New York corporation ("Support Systems"), for an aggregate consideration of

                      MPW INDUSTRIAL SERVICES GROUP, INC.

$6,011,000. The consideration included the issuance of preferred stock of Pentagon, representing 2% of the equity of Pentagon. The purchase price may be increased by $3,000,000, or more or less, contingent upon the achievement of certain revenue and operating objectives over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Support Systems from the effective acquisition date through June 30, 2000.

     ENVIROSAFE Effective November 1, 1998, the Company acquired all of the outstanding stock of Envirosafe Technical Cleaning, Inc., an Arizona corporation ("Envirosafe"), for an aggregate consideration of $2,500,000. The consideration included the issuance of 57,266 shares of common stock of the Company, representing an aggregate value of $500,000. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Envirosafe from the effective acquisition date through June 30, 2000.

     TEC INTERNATIONAL Effective November 1, 1998, the Company purchased substantially all of the assets of Technological Environment Cleaning International Company ("TEC International") for an aggregate consideration of $6,000,000. The consideration included the issuance of preferred stock of Pentagon, representing 8% of the equity of Pentagon. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of TEC International from the effective acquisition date through June 30, 2000.

     SURESCO Effective November 1, 1998, the Company purchased substantially all of the assets of Suresco, Inc. ("Suresco") for an aggregate consideration of $1,375,000. The consideration included the issuance of 11,478 shares of common stock of the Company, representing an aggregate value of $100,000. The consideration also included the issuance of preferred stock of Pentagon, representing 2% of the equity of Pentagon. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Suresco from the effective acquisition date through June 30, 2000.

     TANK MANAGEMENT Effective August 1, 1998, the Company purchased substantially all of the assets of Tank Management, Inc. ("Tank Management") for an aggregate consideration of $5,750,000. The consideration included the issuance of 114,318 shares of common stock of the Company, representing an aggregate value of $1,250,000. The purchase price may be increased upon the achievement of certain new customer sales objectives for the Tank Management facility over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Tank Management from the effective acquisition date through June 30, 2000.

     GAUTHIER ENTERPRISES Effective August 1, 1998, the Company acquired all of the outstanding stock of Gauthier Enterprises, Inc., a Michigan corporation ("Gauthier Enterprises"), for an aggregate consideration of $3,000,000. The consideration included the issuance of 89,236 shares of common stock of the Company, representing an aggregate value of $1,000,000. The purchase price may be increased by $3,000,000, or more or less, contingent upon the achievement of certain revenue and operating objectives over the three-year period following the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Gauthier Enterprises from the effective acquisition date through June 30, 2000.

     MAINTENANCE CONCEPTS Effective June 1, 1998, the Company acquired all of the outstanding stock of Maintenance Concepts, Inc., an Ohio corporation ("Maintenance Concepts"), for aggregate consideration of $2,435,000 and $2,181,000 of assumed liabilities. The consideration included the issuance of 39,216 shares of common stock of the Company, representing an aggregate value of $500,000. The acquisition has been accounted for using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of Maintenance Concepts from the effective acquisition date through June 30, 2000.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     STRAIGHTLINE OPTICAL SERVICE Effective April 21, 1998, the Company purchased substantially all of the assets of Straightline Optical Service, Inc. ("SOS") for aggregate consideration of $1,110,000 and approximately $120,000 of assumed liabilities. The consideration included the issuance of 50,808 shares of common stock of the Company, representing an aggregate value of $550,000. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of SOS from the effective acquisition date through June 30, 2000.

     THE VINEWOOD COMPANIES Effective April 7, 1998, the Company purchased substantially all of the assets of Vinewood Corp., Vinewood of Ohio, Inc., D.R.C. Enterprises, Inc. and R.C.R. Leasing Company (collectively the "Vinewood Companies") for aggregate consideration of $8,490,000. The consideration included the issuance of 55,427 shares of common stock of the Company, representing an aggregate value of $600,000. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of the Vinewood Companies from the effective acquisition date through June 30, 2000.

     ESI INTERNATIONAL Effective October 1, 1997, the Company acquired all of the outstanding stock of ESI International, Inc., a Tennessee corporation, and purchased all of the members' interests in ESI North, Limited, an Ohio limited liability company (collectively "ESI International"), for aggregate consideration of $4,903,000 and $1,043,000 of assumed liabilities. The consideration included the issuance of 110,029 shares of common stock of the Company, representing an aggregate value of $960,000. The acquisition has been accounted for using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of ESI International from the effective acquisition date through June 30, 2000.

     The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid based on the achievement of certain objectives. Such additional consideration is paid in cash, common stock of the Company, or a combination thereof, and is capitalized as an intangible asset. During the fiscal years ended June 30, 1999 and 2000, respectively, the Company paid additional consideration of $958,000 and $3,559,000, of which $250,000 and $520,000 related to the issuance of 29,347 and 54,484 of the Company's common stock. At June 30, 2000, the Company accrued for additional contingent payments of $1,575,000.

     The following table sets forth the unaudited consolidated pro forma results of operations for fiscal 1998, 1999 and 2000 giving effect to the acquisitions noted above as if such acquisitions had occurred on July 1, 1997 and based on an effective tax rate of 40%:

                                                              YEAR ENDED JUNE 30,
                                                     --------------------------------------
                                                        1998          1999          2000
                                                     ----------    ----------    ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
        Revenues...................................   $164,863      $169,044      $196,049
        Net income.................................      2,902         6,443         2,437
        Net income per common share, assuming
          dilution.................................       0.30          0.56          0.21

NOTE 8. ACCOUNTS RECEIVABLE

     Accounts receivable is summarized as follows:

                                                                        JUNE 30,
                                                                   ------------------
                                                                    1999       2000
                                                                   -------    -------
                                                                     (IN THOUSANDS)
        Accounts receivable......................................  $37,901    $41,456
        Less allowance for doubtful accounts.....................    2,157      2,738
                                                                   -------    -------
                                                                   $35,744    $38,718
                                                                   =======    =======

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     The following is a summary of activity in the allowance for doubtful accounts:

                                                               YEAR ENDED JUNE 30,
                                                             ------------------------
                                                             1998     1999      2000
                                                             ----    ------    ------
                                                                  (IN THOUSANDS)
        Beginning balance..................................  $714    $  958    $2,157
        Allowance for receivables acquired.................   190       730        25
        Provision for bad debts............................   227       489     2,125
        Account write-offs, net............................  (173)      (20)   (1,569)
                                                             ----    ------    ------
        Ending balance.....................................  $958    $2,157    $2,738
                                                             ====    ======    ======

NOTE 9. PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                                        JUNE 30,
                                                                   ------------------
                                                                    1999       2000
                                                                   -------    -------
                                                                     (IN THOUSANDS)
        Land and buildings.......................................  $ 3,116    $ 6,794
        Motor vehicles and transportation equipment..............   36,250     40,544
        Machinery and equipment..................................   20,501     26,608
        Leasehold improvements...................................    3,549      4,945
        Furniture and fixtures...................................    5,890      7,449
        Construction in progress.................................    5,718      3,616
                                                                   -------    -------
                                                                    75,024     89,956
        Less accumulated depreciation and amortization...........   33,595     40,115
                                                                   -------    -------
                                                                   $41,429    $49,841
                                                                   =======    =======

NOTE 10. LONG TERM DEBT

     Long-term debt is summarized as follows:

                                                                        JUNE 30,
                                                                   ------------------
                                                                    1999       2000
                                                                   -------    -------
                                                                     (IN THOUSANDS)
        Revolving credit facility................................  $64,625    $82,442
        Other....................................................    1,564      1,842
                                                                   -------    -------
                                                                    66,189     84,284
        Less current maturities..................................      714        310
                                                                   -------    -------
                                                                   $65,475    $83,974
                                                                   =======    =======

     Effective October 20, 1999, the Company entered into a new credit agreement with its principal banks and two additional banks (the "Credit Facility"). The Credit Facility, as amended, provides the Company with $100,000,000 of revolving credit availability for a three-year period, subject to extension by the banks each year on the anniversary of the agreement. Under the terms of the Credit Facility, the entire $100,000,000 is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowing under the Credit Facility currently bears interest at the prime rate or, at the Company's option, the Eurodollar market rate plus 1.875%. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of

                      MPW INDUSTRIAL SERVICES GROUP, INC.

borrowing is subject to the maintenance of a minimum level of net worth, certain levels of interest coverage and maintenance of a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility is secured by substantially all of the Company's assets. The Company also pays a commitment fee for unused portions of the Credit Facility of 0.40%.

     The revolving credit facility expires on October 31, 2002, at which time the principal balance outstanding, together with all accrued interest, will become immediately due and payable. There were $1,562,000 and $1,682,000 of letters of credit outstanding under the Credit Facility at June 30, 1999 and 2000, respectively. The weighted average interest rate for the revolving credit facility was 8.88% at June 30, 2000.

     In connection with acquisitions made during fiscal 1998, the Company issued unsecured promissory notes in the aggregate of $1,119,000. These notes are payable to the former owners of the acquired companies and have principal payments of $56,000 due quarterly through October 31, 2002. The outstanding balance of these notes at June 30, 2000 was $560,000.

     The aggregate maturities of long-term debt for the five years ending June 30 are: 2001, $310,000; 2002, $291,000; 2003, $83,614,000; 2004, $69,000; 2005
and thereafter, $0.

NOTE 11. LEASE COMMITMENTS

     The Company leases certain land and buildings under noncancelable operating leases with entities controlled by its principal shareholder. Prior to the restructuring of these leases in connection with the Offering, these leases had been treated as capital leases in the accompanying consolidated financial statements.

     The aggregate minimum rent commitment under noncancelable operating leases for the five years ending June 30 are: 2001, $1,817,000; 2002, $1,769,000; 2003,
$1,693,000; 2004, $1,486,000; 2005, $747,000; 2006 and thereafter, $60,000.

     Rental expense related to all operating leases, including short-term rentals, was approximately $1,850,000, $3,637,000 and $4,935,000 for fiscal 1998, 1999 and 2000, respectively.

NOTE 12. INCOME TAXES

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

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     The components of the provision (benefit) for income taxes are as follows:

                                                               YEAR ENDED JUNE 30,
                                                             ------------------------
                                                             1998     1999      2000
                                                             ----    ------    ------
                                                                  (IN THOUSANDS)
        Current:
          Federal..........................................  $384    $1,433    $2,433
          International....................................   131       101        40
          State and local..................................    68       448       600
                                                             ----    ------    ------
                                                              583     1,982     3,073
        Deferred:
          Federal..........................................  (210)    2,221    (1,166)
          International....................................    --        --        --
          State and local..................................   (37)      392      (206)
                                                             ----    ------    ------
                                                             (247)    2,613    (1,372)
                                                             ----    ------    ------
                                                             $336    $4,595    $1,701
                                                             ====    ======    ======

     The provision (benefit) for income taxes is recorded in the statements of income as follows:

                                                               YEAR ENDED JUNE 30,
                                                           ---------------------------
                                                            1998       1999      2000
                                                           -------    ------    ------
                                                                 (IN THOUSANDS)
        Continuing operations............................  $(1,597)   $2,189    $ (702)
        Discontinued operations..........................    1,933     2,406     2,403
                                                           -------    ------    ------
        Total income tax expense.........................  $   336    $4,595    $1,701
                                                           =======    ======    ======

     The significant components of the Company's deferred tax asset and liability are as follows:

                                                                         JUNE 30,
                                                                     ----------------
                                                                      1999      2000
                                                                     ------    ------
                                                                      (IN THOUSANDS)
        Current deferred tax asset:
          Bad debt reserves........................................  $  863    $1,095
          Workers compensation reserves............................     490       480
          IRC Section 481 adjustment...............................     408        --
          Prepaid expenses.........................................    (496)     (648)
          Loss on sale of subsidiary...............................      --     2,899
          Other....................................................     227       278
                                                                     ------    ------
                                                                     $1,492    $4,104
                                                                     ======    ======
        Long-term deferred tax liability:
          Property and equipment...................................  $3,108    $4,789
          IRC Section 481 adjustment...............................      --       110
          Intangible assets........................................   1,406     1,309
          Other....................................................     (58)      (65)
                                                                     ------    ------
                                                                     $4,456    $6,143
                                                                     ======    ======

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     Differences arising between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                                  YEAR ENDED JUNE 30,
                                                                 ---------------------
                                                                 1998     1999    2000
                                                                 -----    ----    ----
        Federal tax at statutory rate..........................   34.0%   34.0%   34.0%
        State and local taxes (net of federal benefit).........    4.5     4.5     3.4
        Effect of S Corporation status.........................  (21.4)     --      --
        Cumulative effect of deferred tax recorded.............  (12.3)     --      --
        Nondeductible goodwill relating to acquisitions........     --     2.0     3.1
        Other..................................................    1.1    (0.5)   (0.5)
                                                                 -----    ----    ----
                                                                   5.9%   40.0%   40.0%
                                                                 =====    ====    ====

     The pro forma income taxes presented in the Consolidated Statements of Income for the year ended June 30, 1998 represent the estimated income taxes that would have been reported had Industrial been subject to federal and state income taxes for the full fiscal 1998 period presented.

NOTE 13. EMPLOYEE BENEFITS

     The Company sponsors a Savings Plan, which qualifies for tax-deferred contributions under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"), that covers substantially all employees of the Company who are over 21 years of age with at least one year of continuous service. Employees covered by collective bargaining agreements are excluded from the 401(k) Plan. Contributions by eligible employees are matched at a rate of 50% of the first 6% of the employee's earnings contributed. Additional discretionary contributions may be made to the 401(k) Plan by the Company. Matching contributions approximated $190,000, $353,000 and $527,000 for fiscal 1998, 1999 and 2000, respectively.

NOTE 14. STOCK OPTION PLANS

     1991 STOCK OPTION PLAN The Company's 1991 Stock Option Plan (the "1991 Plan") provided for the granting of up to 200,000 stock options to key management personnel. Effective with the Offering, no additional options will be granted under the 1991 Plan and the Company's repurchase obligation upon exercise of stock options was terminated. As of June 30, 2000, 40,000 options are outstanding at an exercise price of $3.65 per share.

     1994 STOCK OPTION PLAN The Company's 1994 Stock Option Plan (the "1994 Plan") provided for the granting of up to 1,000,000 stock options to key management personnel. Effective with the Offering, no additional options will be granted under the 1994 Plan and the Company's repurchase obligation upon exercise of stock options was terminated. As of June 30, 2000, 775,000 options are outstanding at a weighted average exercise price of $2.43 per share.

     1997 STOCK OPTION PLAN On November 15, 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"), which provides for the granting of up to 1,200,000 stock options to officers, key employees, consultants and directors of the Company. Any options granted that lapse or are canceled are available for re-grant under the terms of the 1997 Plan. Stock option grants may be in the form of incentive stock options, non-qualified options, or a combination thereof. The exercise price of the stock options granted will be determined by the Compensation Committee of the Board of Directors of the Company which, in the case of incentive stock options, shall be equal to or greater than the market value per share on the date of grant and, in the case of non-qualified options shall not be less than 85% of the market value per share at the date of grant. The stock options vest over a period of time determined by the Compensation Committee and expire after ten years from the date of grant. Non-employee directors shall be granted 2,000 non-qualified options at the first annual shareholders

                      MPW INDUSTRIAL SERVICES GROUP, INC.

meeting subsequent to the adoption of the 1997 Plan at which he or she is elected a director, and 1,000 options shall be granted at each subsequent annual shareholders meeting at which he or she is re-elected as a director. The non-employee director option grants vest after one full year from the date of grant and expire in ten years from the date of grant. Options covering 800,750 shares of common stock have been granted and 730,850 options are outstanding as of June 30, 2000 at a weighted average exercise price of $10.10 per share.

     The following table summarizes stock option activity:

                                              NUMBER      WEIGHTED AVERAGE
                                                OF         EXERCISE PRICE
                                            OPTIONS(#)      PER SHARE($)
                                            ----------    ----------------
                                                (IN THOUSANDS, EXCEPT
                                                   PER SHARE DATA)
Outstanding at July 1, 1997...............      870             2.53
  Granted.................................      572             9.35
  Expired or canceled.....................      (44)            9.00
  Exercised...............................      (16)            3.26
                                              -----
Outstanding at June 30, 1998..............     1382             4.75
  Granted.................................      330            10.94
  Expired or canceled.....................      (34)            6.66
  Exercised...............................      (16)            8.66
                                              -----
Outstanding at June 30, 1999..............    1,662             6.00
  Granted.................................       --               --
  Expired or canceled.....................      (34)            9.95
  Exercised...............................      (82)            2.72
                                              -----
Outstanding at June 30, 2000..............    1,546             6.09
                                              =====

     The following summarizes information about stock options outstanding at June 30, 2000:

                                                OPTIONS OUTSTANDING
                                              ------------------------     OPTIONS EXERCISABLE
                                                WEIGHTED                  ----------------------
                                                AVERAGE       WEIGHTED                  WEIGHTED
                                               REMAINING      AVERAGE                   AVERAGE
                                              CONTRACTUAL     EXERCISE                  EXERCISE
  RANGE OF EXERCISE PRICE($)    OPTIONS(#)    LIFE (YEARS)    PRICE($)    OPTIONS(#)    PRICE($)
  --------------------------    ----------    ------------    --------    ----------    --------
                         (IN THOUSANDS, EXCEPT PER SHARE AND YEAR DATA)
             3.65                    40           0.5           3.65          40          3.65
         2.14 -- 3.23               775           4.6           2.43         696          2.35
        7.65 -- 13.13               731           7.4          10.10         198          9.90
                                  -----           ---          -----         ---          ----
                                  1,546           5.8           6.09         934          4.01
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

     In accordance with APB No. 25 and related interpretations, the Company recorded deferred stock option compensation expense in fiscal 1997 and 1998 for options granted under the 1991 and 1994 Plans to reflect the value of the options at each date of grant, appreciation in the option values subsequent to the grant date and

                      MPW INDUSTRIAL SERVICES GROUP, INC.

conversion of the options to market-value fixed-rate options as a result of the Offering. Subsequent to the Offering, no additional deferred stock option compensation expense was recorded for the 1991 and 1994 Plans. The Company's consolidated results of operations for fiscal 1998 includes deferred stock option compensation expense related to the 1991 and 1994 Plans in the amount of $3,365,000.

     The 1997 Plan is a fixed-rate plan and, under APB No. 25, no compensation expense is recognized for grants when the exercise price equals or exceeds the market price of the underlying stock on the date of grant. The Company's consolidated results of operations for fiscal 1998 includes compensation expense of $50,000 related to options granted under the 1997 Plan at exercise prices less than the market price of the underlying stock on the date of grant.

     Pro forma information disclosures regarding net income and earnings per share are required by SFAS No. 123 and have been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. Since the 1991 and 1994 Plans contained repurchase obligation provisions prior to the Offering, the pro forma information regarding pre-Offering net income and earnings per share related to the 1991 and 1994 Plans under SFAS No. 123 would not be materially different from reported amounts under APB No. 25. For purposes of determining the required pro forma information for fiscal 1998, 1999 and 2000, the fair value of options granted in fiscal 1998 and 1999 (no options were granted in fiscal 2000) under the 1997 Plan and the fair value of 1991 and 1994 Plan options re-measured at the Offering price of $9.00 per share were estimated at the date of grant or re-measurement using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.75% and 6.00%, respectively, dividend yield of 0.0% for both years, volatility factor of the expected market price of the Company's common stock of 25% and 30%, respectively and a weighted average expected life of the options of 4.0 and 3.9 years, respectively. The weighted average estimated fair value of options granted and re-measured during fiscal 1998 and 1999 was $2.70 and $3.13 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for the Company's stock option plans been determined based on the fair value at the dates of grant and re-measurement consistent with the methods prescribed by SFAS No. 123, the Company's proforma net income and earnings per share for fiscal 1998, 1999 and 2000 would have been as follows:

                                           YEAR ENDED            YEAR ENDED            YEAR ENDED
                                          JUNE 30, 1998         JUNE 30, 1999         JUNE 30, 2000
                                       -------------------   -------------------   -------------------
                                                  PROFORMA              PROFORMA              PROFORMA
                                                    FOR                   FOR                   FOR
                                          AS        SFAS        AS        SFAS        AS        SFAS
                                       REPORTED   NO. 123    REPORTED   NO. 123    REPORTED   NO. 123
                                       --------   --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income...........................   $3,437     $2,323     $6,892     $6,262     $2,553     $1,936
Net income per share.................     0.40       0.27       0.64       0.58       0.23       0.18
Net income per share, assuming
  dilution...........................     0.37       0.25       0.60       0.54       0.22       0.17

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

                      MPW INDUSTRIAL SERVICES GROUP, INC.

NOTE 15. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                  YEAR ENDED JUNE 30,
                                                              ----------------------------
                                                               1998      1999       2000
                                                              ------    -------    -------
Numerator for basic and diluted earnings per share -- net
  income (loss) from:
  Continuing operations.....................................  $  538    $ 3,282    $(1,051)
  Discontinued operations...................................   2,899      3,610      3,604
Denominator for basic earnings per share -- weighted average
  common shares.............................................   8,604     10,734     10,890
  Effect of dilutive securities:
  Dilutive employee stock options...........................     686        670        586
  Preferred stock of Pentagon...............................      --        117         --
                                                              ------    -------    -------
  Dilutive potential common shares..........................     686        787        586
Denominator for diluted earnings per share -- adjusted
  weighted average common shares and assumed conversions....   9,290     11,521     11,476
                                                              ======    =======    =======
Net income (loss) per share:
  Continuing operations.....................................  $ 0.06    $  0.31    $ (0.10)
                                                              ======    =======    =======
  Discontinued operations...................................  $ 0.34    $  0.34    $  0.33
                                                              ======    =======    =======

Net income (loss) per share, assuming dilution:
  Continuing operations.....................................  $ 0.06    $  0.28    $ (0.09)
                                                              ======    =======    =======
  Discontinued operations...................................  $ 0.31    $  0.31    $  0.31
                                                              ======    =======    =======

     Options to purchase 100,000, 433,250 and 773,350 shares of common stock at a weighted average price of $11.13, $11.02 and $10.07 per share, respectively, were outstanding during fiscal 1998, 1999 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     The 10% convertible debenture that was issued in connection with the acquisition of Thermal Coating is convertible into 86,505 shares of common stock of the Company if the common stock price is at least $11.56 per share. These shares were not included in the computation of diluted earnings per share because the conversion price of the convertible debenture was greater than the market price of the common shares at the end of the fiscal year ended June 30, 2000 and, therefore, the effect would be antidilutive.

NOTE 16. RELATED PARTY TRANSACTIONS

     On February 11, 1998, the Company redeemed $3,600,000 of the AAA Notes as consideration for the sale of a corporate aircraft to an entity controlled by its principal shareholder. The transaction resulted in a gain of $238,000 which has been deferred over the life of the lease described below. The Company rents certain land, buildings and equipment, including the commercial real estate and aircraft described above, from entities controlled by its principal shareholder under long-term lease agreements. Total payments related to these leases were $1,211,000, $1,336,000 and $1,385,000 for fiscal 1998, 1999 and 2000, respectively.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     The Company provides, from time to time, certain operational, administrative and financial services to Pro-Kleen Industrial Services, Inc. ("Pro-Kleen"), a portable sanitation services company wholly-owned by the Company's principal shareholder. No amounts were due from Pro-Kleen at June 30, 1999 and 2000.

NOTE 17. COMMITMENTS AND CONTINGENCIES

     The Company is subject to various claims and lawsuits in the ordinary course of its business including a class action shareholder lawsuit in connection with the proposed privatization transaction (see Note 4) alleging that the Company breached its fiduciary responsibilities to shareholders. In the opinion of management, the outcome of all claims and lawsuits, which is not clearly determinable at the present time, is either adequately covered by insurance, or will not, in the aggregate, have a material adverse effect upon the financial position or the results of future operations of the Company.

NOTE 18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 QUARTER ENDED
                                               --------------------------------------------------
                                               SEPTEMBER 30    DECEMBER 31    MARCH 31    JUNE 30
                                               ------------    -----------    --------    -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 2000
Revenues.....................................    $29,279         $28,355      $28,545     $29,428
Income from operations.......................      2,600           3,269        2,015       2,407
Income (loss) from continuing operations.....        993           1,217       (2,964)       (297)
Discontinued operations, net of income
  taxes......................................      1,035           1,367          797         405
Net income (loss) per share:
  Continuing operations......................       0.09            0.11        (0.27)      (0.03)
  Discontinued operations....................       0.10            0.13         0.07        0.04
Net income (loss) per share, assuming
  dilution:
  Continuing operations......................       0.08            0.10        (0.27)      (0.03)
  Discontinued operations....................       0.09            0.11         0.07        0.04

FISCAL 1999
Revenues.....................................    $17,995         $22,563      $22,773     $24,248
Income from operations.......................      1,967           2,590          679       2,803
Income (loss) from continuing operations.....        890           1,131          (50)      1,311
Discontinued operations, net of income
  taxes......................................        709           1,136          876         889
Net income (loss) per share:
  Continuing operations......................       0.08            0.11         0.00        0.12
  Discontinued operations....................       0.07            0.11         0.08        0.08
Net income (loss) per share, assuming
  dilution:
  Continuing operations......................       0.08            0.10         0.00        0.11
  Discontinued operations....................       0.06            0.10         0.08        0.08

FISCAL 1998
Revenues.....................................    $14,590         $13,854      $11,564     $15,637
Income (loss)from operations.................      1,934          (1,912)         190       1,432
Income (loss) from continuing operations.....      1,768            (122)          97         751
Discontinued operations net of income
  taxes......................................        563             810          696         830
Net income (loss) per share:
  Continuing operations......................       0.29           (0.02)        0.01        0.07
  Discontinued operations....................       0.09            0.11         0.07        0.08
Net income (loss) per share, assuming
  dilution
  Continuing operations......................       0.26           (0.02)        0.01        0.07
  Discontinued operations....................       0.08            0.11         0.06        0.07

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     The quarterly financial information presented above is based on historical financial information and has been restated to account for Filtration Services as a discontinued operation for all periods presented. See Note 5 above.

     The comparability of the first and second quarters of fiscal 1998 to any other period was impacted by events that occurred and transactions that were recorded in connection with the Offering. See Note 3 above.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in MPW's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 13, 2000 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of the Company, see "Executive Officers of the Company" in Part I of this Form 10-K.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)(1) The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:
           Report of Independent Auditors
           Consolidated Balance Sheets as of June 30, 1999 and 2000
           Consolidated Statements of Income for the Years Ended June
           30, 1998, 1999 and 2000
           Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June 30, 1998, 1999 and 2000
           Consolidated Statements of Cash Flows for the Years Ended
           June 30, 1998, 1999 and 2000
           Notes to Consolidated Financial Statements
           (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable and therefore have been omitted, or the required information is provided in the Consolidated Financial Statements of the Company and its subsidiaries or Notes thereto.
           (a)(3) Exhibits
           The following Exhibits are included in this Annual Report on Form 10-K:
 3(a)      Amended and Restated Articles of Incorporation of the
           Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
 3(b) Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the
           Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
 4(a)      Credit Agreement, dated as of October 20, 1999, among the
           Company and its subsidiaries, Bank One, NA, National City
           Bank, LaSalle Bank, National Association, SunTrust Bank,
           Central Florida, N.A., and Banc One Capital Markets, Inc.
           (filed as Exhibit 4 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
 4(b)      First Amendment to Credit Agreement and Other Loan
           Documents, dated as of July 17, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle
           Bank, National Association, SunTrust Bank, Central Florida,
           N.A., and Banc One Capital Markets, Inc.
10(a) Amended and Restated 1997 Stock Option Plan (filed as exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference)*
10(b) Lease for Hebron, Ohio facility (filed as exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
10(c) Lease for Newark, Ohio facility (filed as exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
10(d)      First Lease Amendment for Chesterfield, Michigan facility
           (filed as exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
10(e)      Aircraft Purchase Agreement (filed as exhibit 10(e) to the
           Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
10(f)      Aircraft Lease (filed as exhibit 10(f) to the Company's
           Quarterly Report on Form 10-Q for the quarter ended December
           31, 1997, and incorporated herein by reference)

10(g)      Form of Severance Agreement by and between MPW Industrial
           Services Group, Inc. and Executive Officers (filed as
           Exhibit 10(e) to the Company's Registration Statement and
           incorporated herein by reference)*
10(h)      Form of Indemnification Agreement by and between MPW
           Industrial Services Group, Inc. and Directors (filed as
           Exhibit 10(f) to the Company's Registration Statement and
           incorporated herein by reference)*
10(i)      Form of Indemnification Agreement by and between MPW
           Industrial Services Group, Inc. and persons who are a
           Director and an Officer (filed as Exhibit 10(g) to the
           Company's Registration Statement and incorporated herein by reference)*
10(j)      Form of Indemnification Agreement by and between MPW
           Industrial Services Group, Inc. and Executive Officers
           (filed as Exhibit 10(h) to the Company's Registration
           Statement and incorporated herein by reference)*
10(k)      Lease for Newark, Ohio additional facility (filed as Exhibit
           10(k) to the Company's Annual Report on Form 10-K for the
           year ended June 30, 1999, and incorporated herein by
           reference)
10(l)      Recapitalization Agreement, dated April 25, 2000, by and
           among the Company, Pentagon Technologies Group, Inc., MPW
           Management Services Corp., Pentagon Merger Sub, Inc., Baird
           Capital Partners III Limited Partnership, BCP III Special
           Affiliates Limited Partnerships and BCP III Affiliates Fund
           Limited Partnership (filed as Exhibit 2.1 to the Company's
           Current Report on Form 8-K filed on August 3, 2000, and
           incorporated herein by reference)
10(m)      Amendment No. 1 to Recapitalization Agreement, dated as of
           July 17, 2000, by and among the Company, Pentagon
           Technologies Group, Inc., MPW Management Services Corp.,
           Pentagon Merger Sub, Inc., Baird Capital Partners III
           Limited Partnership, BCP III Special Affiliates Limited
           Partnerships, BCP III Affiliates Fund Limited Partnership,
           PPM America Private Equity Fund, L.P., Old Hickory Fund I,
           LLC, and Antares Capital Corporation (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on August
           3, 2000, and incorporated herein by reference)
21         Subsidiaries of the Company
23         Consent of Independent Auditors
24         Powers of Attorney
27         Financial Data Schedule
99(a)      Press Release dated April 25, 2000 (filed as Exhibit 99(a)
           to the Company's Quarterly Report on Form 10-Q for the
           quarter ended March 31, 2000, and incorporated herein by
           reference)
99(b)      Press Release dated April 25, 2000 (filed as Exhibit 99(b)
           to the Company's Quarterly Report on Form 10-Q for the
           quarter ended March 31, 2000, and incorporated herein by
           reference)
99(c)      Press Release dated July 19, 2000 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on August 3,
           2000, and incorporated herein by reference)
99(d)      Press Release dated August 22, 2000
99(e)      Press Release dated September 27, 2000

---------------

 * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

(b) There were no reports on Form 8-K filed during the three months ended June 30, 2000.

(c) The response to this portion of Item 14 is included as Exhibits to this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of September, 2000.

                                          MPW INDUSTRIAL SERVICES GROUP, INC.

                                          By:         /s/ IRA O. KANE
                                            ------------------------------------
                                                        Ira O. Kane
                                               President and Chief Operating
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on September 27, 2000.

                 SIGNATURE                                         TITLE
                 ---------                                         -----
                     *                          Chairman of the Board of Directors and Chief
--------------------------------------------    Executive Officer (Principal Executive
               Monte R. Black                   Officer)
                     *                          President and Chief Operating Officer;
--------------------------------------------    Director
                Ira O. Kane
                     *                          Vice President, Chief Financial Officer and
--------------------------------------------    Treasurer (Principal Financial and
              Richard R. Kahle                  Accounting Officer)
                     *                          Director
--------------------------------------------
              Alfred Friedman
                     *                          Director
--------------------------------------------
              Pete A. Klisares
                     *                          Director
--------------------------------------------
          Gerald Nilsson-Weiskott
                     *                          Director
--------------------------------------------
              Timothy A. Walsh
                     *                          Director
--------------------------------------------
              J. Craig Wright

     * The undersigned, pursuant to certain Powers of Attorney executed by each of the directors and officers noted above and previously filed or filed herewith contemporaneously with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

                                          By:         /s/  IRA O. KANE
                                            ------------------------------------
                                                        Ira O. Kane
                                                      Attorney-in-Fact

Dated: September 27, 2000

                                 EXHIBIT INDEX

 3(a)    Amended and Restated Articles of Incorporation of the
         Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
 3(b) Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
 4(a)    Credit Agreement, dated as of October 20, 1999, among the
         Company and its subsidiaries, Bank One, NA, National City
         Bank, LaSalle Bank, National Association, SunTrust Bank,
         Central Florida, N.A., and Banc One Capital Markets, Inc.
         (filed as Exhibit 4 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
 4(b)    First Amendment to Credit Agreement and Other Loan
         Documents, dated as of July 17, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle
         Bank, National Association, SunTrust Bank, Central Florida,
         N.A., and Banc One Capital Markets, Inc.
10(a) Amended and Restated 1997 Stock Option Plan (filed as exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference)*
10(b) Lease for Hebron, Ohio facility (filed as exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
10(c) Lease for Newark, Ohio facility (filed as exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
10(d)    First Lease Amendment for Chesterfield, Michigan facility
         (filed as exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
10(e)    Aircraft Purchase Agreement (filed as exhibit 10(e) to the
         Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
10(f)    Aircraft Lease (filed as exhibit 10(f) to the Company's
         Quarterly Report on Form 10-Q for the quarter ended December
         31, 1997, and incorporated herein by reference)
10(g)    Form of Severance Agreement by and between MPW Industrial
         Services Group, Inc. and Executive Officers (filed as
         Exhibit 10(e) to the Company's Registration Statement and incorporated herein by reference)*
10(h)    Form of Indemnification Agreement by and between MPW
         Industrial Services Group, Inc. and Directors (filed as
         Exhibit 10(f) to the Company's Registration Statement and incorporated herein by reference)*
10(i)    Form of Indemnification Agreement by and between MPW
         Industrial Services Group, Inc. and persons who are a Director and an Officer (filed as Exhibit 10(g) to the Company's Registration Statement and incorporated herein by reference)*
10(j)    Form of Indemnification Agreement by and between MPW
         Industrial Services Group, Inc. and Executive Officers
         (filed as Exhibit 10(h) to the Company's Registration
         Statement and incorporated herein by reference)*
10(k)    Lease for Newark, Ohio additional facility (filed as Exhibit
         10(k) to the Company's Annual Report on Form 10-K for the year ended June 30, 1999, and incorporated herein by reference)
10(l) Recapitalization Agreement, dated April 25, 2000, by and among the Company, Pentagon Technologies Group, Inc., MPW
         Management Services Corp., Pentagon Merger Sub, Inc., Baird
         Capital Partners III Limited Partnership, BCP III Special
         Affiliates Limited Partnerships and BCP III Affiliates Fund
         Limited Partnership (filed as Exhibit 2.1 to the Company's
         Current Report on Form 8-K filed on August 3, 2000, and incorporated herein by reference)

10(m)    Amendment No. 1 to Recapitalization Agreement, dated as of
         July 17, 2000, by and among the Company, Pentagon
         Technologies Group, Inc., MPW Management Services Corp.,
         Pentagon Merger Sub, Inc., Baird Capital Partners III
         Limited Partnership, BCP III Special Affiliates Limited
         Partnerships, BCP III Affiliates Fund Limited Partnership,
         PPM America Private Equity Fund, L.P., Old Hickory Fund I,
         LLC, and Antares Capital Corporation (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on August
         3, 2000, and incorporated herein by reference)
   21    Subsidiaries of the Company
   23    Consent of Independent Auditors
   24    Powers of Attorney
   27    Financial Data Schedule
99(a)    Press Release dated April 25, 2000 (filed as Exhibit 99(a)
         to the Company's Quarterly Report on Form 10-Q for the
         quarter ended March 31, 2000, and incorporated herein by
         reference)
99(b)    Press Release dated April 25, 2000 (filed as Exhibit 99(b)
         to the Company's Quarterly Report on Form 10-Q for the
         quarter ended March 31, 2000, and incorporated herein by
         reference)
99(c)    Press Release dated July 19, 2000 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on August 3,
         2000, and incorporated herein by reference)
99(d)    Press Release dated August 22, 2000
99(e)    Press Release dated September 27, 2000

---------------

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.