Form 10-Q
period 2000-09-30
MPW INDUSTRIAL SERVICES GROUP INC
filed 2000-11-14
CIK 1047098

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES ACT OF 1934

For quarterly period ended September 30, 2000

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

         As of October 31, 2000, 10,939,957 shares of the issuer's common stock, without par value, were outstanding.

================================================================================

                       MPW INDUSTRIAL SERVICES GROUP, INC.

                                      INDEX



PART I.           FINANCIAL INFORMATION                                                                     PAGE

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of September 30, 2000 (unaudited) and June 30, 2000...........3

                  Consolidated Statements of Income for the three months ended September 30,
                  2000 and 1999 (unaudited)....................................................................4

                  Consolidated Statements of Cash Flows for the three months ended September 30,
                  2000 and 1999 (unaudited)....................................................................5

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


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings...........................................................................13

Item 2.           Changes in Securities and Use of Proceeds...................................................13

Item 3.           Defaults Upon Senior Securities.............................................................13

Item 4.           Submission of Matters to a Vote of Security Holders.........................................13

Item 5.           Other Information...........................................................................13

Item 6.           Exhibits and Reports on Form 8-K............................................................13


SIGNATURES        ............................................................................................14

EXHIBIT INDEX     ............................................................................................15

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                               SEPTEMBER 30,  JUNE 30,
                                                                                                   2000        2000
                                                                                                 --------    --------
                                                                                                (UNAUDITED)
                                            ASSETS
Current assets:
   Cash and cash equivalents                                                                     $    160    $    236
   Accounts receivable, net                                                                        14,822      21,969
   Inventories                                                                                      2,253       3,179
   Prepaid expenses                                                                                 1,449       1,853
   Deferred income taxes                                                                            3,619       4,104
   Other current assets                                                                             1,604       1,268
                                                                                                 --------    --------
                                                                                                   23,907      32,609

Property and equipment, net                                                                        40,935      46,643

Noncurrent assets:
   Intangibles, net                                                                                21,992      49,250
   Investment in affiliate                                                                          7,060         ---
   Other assets                                                                                     2,351         537
   Net assets of discontinued operations                                                           33,304      33,656
                                                                                                 --------    --------

Total assets                                                                                     $129,549    $162,695
                                                                                                 ========    ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                              $  3,047    $  4,128
   Accrued compensation and related taxes                                                             481         843
   Current maturities of noncurrent liabilities                                                       224         250
   Accrued loss on sale of subsidiary                                                                 ---       7,247
   Other accrued liabilities                                                                        3,889       6,023
                                                                                                 --------    --------
                                                                                                    7,641      18,491
Noncurrent liabilities:
   Long-term debt                                                                                  63,338      83,792
   Deferred income taxes                                                                            5,461       6,143
                                                                                                 --------    --------
                                                                                                   68,799      89,935

Minority interest                                                                                     ---       1,200

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and                ---         ---
     outstanding
   Common stock, no par value; 30,000,000 shares authorized; 10,939,957 and 10,929,257 shares
     issued and outstanding at September 30, 2000 and June 30, 2000, respectively                     109         109
   Additional paid-in capital                                                                      41,507      41,461
   Retained earnings                                                                               11,493      11,499
                                                                                                 --------    --------
                                                                                                   53,109      53,069

Total liabilities and shareholders' equity                                                       $129,549    $162,695
                                                                                                 ========    ========



The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 ---------------------
                                                                   2000         1999
                                                                 --------     --------
                                                                      (UNAUDITED)

Revenues                                                         $ 20,557     $ 29,279

Costs and expenses:
   Cost of services                                                13,816       18,261
   Selling, general and administrative expenses                     4,688        6,426
   Depreciation and amortization                                    1,915        1,992
                                                                 --------     --------
   Total costs and expenses                                        20,419       26,679
                                                                 --------     --------

Income from operations                                                138        2,600
Interest expense, net                                                 940          945
                                                                 --------     --------
Income (loss) from continuing operations before
    income taxes and equity in earnings of affiliate                 (802)       1,655
Provision (benefit) for income taxes                                 (335)         662
                                                                 --------     --------
Income (loss) from continuing operations before equity
    in earnings of affiliate                                         (467)         993
Equity in earnings of affiliate, net of tax                            95         ----
                                                                 --------     --------

Income (loss) from continuing operations                             (372)         993

Discontinued operations, net of tax                                   380        1,035
                                                                 --------     --------

Net income                                                       $      8     $  2,028
                                                                 ========     ========
Net income (loss) per share:
    Continuing operations                                        $   (.03)    $    .09
    Discontinued operations                                           .03          .10
                                                                 --------     --------

Net income per share                                             $    .00     $    .19
                                                                 ========     ========

Net income (loss) per share, assuming dilution
    Continuing operations                                        $   (.03)    $    .08
    Discontinued operations                                           .03          .09
                                                                 --------     --------
Net income  per share, assuming dilution                         $    .00     $    .17
                                                                 ========     ========

Weighted average common shares outstanding                         10,935       10,845
Weighted average common shares outstanding, assuming dilution      11,478       11,695



The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                         ---------------------
                                                                           2000         1999
                                                                         --------     --------
                                                                              (UNAUDITED)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                               $      8     $  2,028
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation                                                             1,808        1,565
   Amortization                                                               415          665
   Equity in earnings of affiliate                                            (95)        ----
   Loss on disposals of assets                                               ----          104
   Change in deferred income taxes                                            311          102
   Changes in operating assets and liabilities:
     Accounts receivable                                                      966       (2,798)
     Inventories                                                             (825)        (235)
     Prepaid expenses and other assets                                     (2,048)        (722)
     Accounts payable                                                      (2,184)        (122)
     Other accrued liabilities                                             (1,821)      (1,077)
                                                                         --------     --------
Net cash used in operating activities                                      (3,465)        (490)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from recapitalization of Pentagon                                 22,631         ----
Purchases of property and equipment                                        (1,717)      (5,682)
Purchase of businesses, net of acquired cash                                 ----       (4,518)
Proceeds from the disposal of property and equipment                         ----           29
                                                                         --------     --------
Net cash provided by (used in) investing activities                        20,914      (10,171)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                  ----           29
Proceeds from revolving credit facility                                    22,024       20,690
Payments on revolving credit facility                                     (38,450)      (9,928)
Payments on notes payable                                                  (1,085)        (104)
Payments on capital lease obligations                                         (14)         (19)
                                                                         --------     --------
Net cash provided by (used in) financing activities                       (17,525)      10,668
                                                                         --------     --------
Increase (decrease)  in cash and cash equivalents                             (76)           7
Cash and cash equivalents at beginning of year                                236          318
                                                                         ========     ========

Cash and cash equivalents at end of period                               $    160     $    325
                                                                         ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS MPW Industrial Services Group, Inc. and its subsidiaries (the "Company") provide technically-based services, including industrial cleaning and facility maintenance, industrial filtration management, industrial container cleaning and industrial process water purification. Such services are primarily provided at customer facilities. The Company serves customers in numerous industries including automotive, electric power, pulp and paper, chemical, steel and transportation. The Company provides services primarily throughout the United States, Mexico and Canada.

         The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended September 30, 2000 and 1999, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000 ("Annual Report"). The results of operations for the three months ended September 30, 2000 and 1999 are not necessarily indicative of the results for the full year.

         USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

NOTE 2.  PRIVATIZATION OF COMPANY

         On August 22, 2000, the Company announced that a Special Committee of its Board of Directors had reached an agreement in principle with the Company's Chairman and Chief Executive Officer, Monte R. Black, to acquire the Company in a cash merger at $8.25 per share plus an additional amount if the sale of the Company's facility services group generated proceeds in excess of targeted amounts. The Company's facility services group is comprised of its Industrial Filtration Products and Services segment along with the labor support business of its Industrial Cleaning and Facility Maintenance service line (collectively "Facility Services"). On September 27, 2000, the Company announced that Mr. Black had withdrawn his previously announced proposal to acquire the Company. Mr. Black advised the Company's Special Committee, which had been evaluating the proposal, that he withdrew the proposal primarily because he perceived uncertainty in the Company's core business due to sluggish customer demand from certain industries. Mr. Black also expected that the higher than anticipated level of current Company indebtedness, when added to the debt to be incurred to finance the privatization transaction, would adversely impact the Company if the privatization transaction were completed. In addition, Mr. Black advised the Special Committee that he is not considering a new proposal to acquire the Company.

NOTE 3.  DISCONTINUED OPERATIONS

         In connection with the proposed privatization transaction described in
Note 2, the Company announced its plan to sell Facility Services. Even though Mr. Black's proposal to acquire the Company has been withdrawn, the Company still intends to sell Facility Services. Facility Services provides air and liquid filtration devices, media, consumable products, engineering and technical services, and industrial cleaning and facility maintenance primarily to the automotive industry. The Consolidated Financial Statements have been restated to account for Facility Services as a discontinued operation for all periods presented therein. The Company expects the sale of Facility Services to be completed in the third quarter of fiscal 2001.

         Discontinued operations include Facility Services' net sales that totaled $17,117,000 and $20,125,000 for the three months ended September 30, 1999 and 2000, respectively. Interest expense is charged to discontinued operations based on intercompany account balances at the Company's effective external borrowing rate. Interest expense included in discontinued operations was $365,000 and $558,000 for the three months ended September 30, 1999 and 2000, respectively.

Net income from discontinued operations is net of income tax expense of $690,000 and $273,000 for the three months ended September 30, 1999 and 2000, respectively.

NOTE 4.  RECAPITALIZATION OF PENTAGON

         On July 18, 2000, the Company closed a transaction related to its then subsidiary, Pentagon Technologies Group, Inc. ("Pentagon"), pursuant to a Recapitalization Agreement, dated as of April 25, 2000, by and among Pentagon, the Company, MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnership and BCP III Affiliates Fund Limited Partnership, as amended (the "Recapitalization Agreement"). Pursuant to the Recapitalization Agreement, Baird Capital Partners and certain of its affiliates ("BCP") invested in Pentagon, the Company sold a majority of its equity interest in Pentagon to BCP and Pentagon's indebtedness to the Company was repaid. The Company retained a 22.3% interest in the capital stock of Pentagon.

         In connection with this transaction, the Company received $22,788,000, ($22,631,000 net of pentagon cash) which was used to repay debt. The Company's June 30, 2000 balance sheet includes a $7,247,000 ($4,348,000 net of tax) accrued loss on sale of subsidiary to reduce the Company's investment in Pentagon to 22.3% of Pentagon's equity upon completion of the recapitalization transaction. As a result of the reduction in the Company's ownership of Pentagon's capital stock to 22.3%, beginning in the first quarter of fiscal 2001, the Company has accounted for its remaining investment in Pentagon under the equity method of accounting.

         The preferred stock of Pentagon recorded in the Company's balance sheet as of June 30, 2000 and prior periods as minority interest and common stock options issued by Pentagon to certain of its executive officers were cancelled in the recapitalization transaction. The Company's investment and earnings in Pentagon are classified in the first quarter fiscal 2001 financial statements as "investment in affiliate" and "equity in earnings of affiliate," respectively.


NOTE 5.  INTANGIBLES

         Intangibles are summarized as follows (in thousands):

                                                    SEPT. 30,      JUNE 30,
                                                     2000            2000
                                                  ------------    ------------

                   Goodwill                       $    13,417     $   40,502
                   Customer lists                       7,208          7,323
                   Patents                              1,091          1,126
                   Non-compete agreements                 276            299
                                                  ------------    ------------
                                                  $    21,992     $   49,250
                                                  ============    ============

         Accumulated amortization of intangibles as of September 30, 2000 and June 30, 2000 was $2,453,000 and $3,737,000, respectively.

NOTE 6.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                              THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             ---------------------
                                                               2000         1999
                                                             --------     --------

          Numerator for basic and diluted earnings per
             share - net income (loss) from
           Continuing operations ........................    $   (372)    $    993
           Discontinued operations ......................         380        1,035
                                                             --------     --------

          Net income ....................................    $      8     $  2,028
                                                             ========     ========
           Denominator for basic earnings per share -
             weighted average common shares .............      10,935       10,845

             Effect of dilutive securities:
             Dilutive employee stock options ............         543          652
             Preferred  stock of Pentagon ...............        ----          198
                                                             --------     --------
             Dilutive potential common shares ...........         543          850

           Denominator for diluted earnings per share -
             adjusted weighted average common shares and
             assumed conversions ........................      11,478       11,695
                                                             ========     ========

          Net income (loss) per share:
           Continuing operations ........................    $   (.03)    $    .09
           Discontinued operations ......................         .03          .10
                                                             --------     --------
          Net income  per share .........................    $    .00     $    .19
                                                             ========     ========

          Net income (loss) per share, assuming dilution:
            Continuing operations .......................    $   (.03)    $    .08
            Discontinued operations .....................         .03          .09
                                                             --------     --------
          Net income per share, assuming dilution .......    $    .00     $    .17
                                                             ========     ========

         Options to purchase 773,350 and 433,250 shares of common stock at a weighted average price of $10.07 and $11.02 per share, respectively, were outstanding during the three months ended September 30, 2000 and 1999, respectively but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

         The following information should be read in conjunction with our Unaudited Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q. The following information should also be read in conjunction with our Audited Consolidated Financial Statements and related notes and MD&A for the year ended June 30, 2000 as contained in our Annual Report.

OVERVIEW

CURRENT EVENTS

         Privatization of Company. On August 22, 2000, we announced that a Special Committee of our Board of Directors had reached an agreement in principle with the Company's Chairman and Chief Executive Officer, Monte R. Black, to acquire the Company in a cash merger at $8.25 per share plus an additional amount if the sale of the Company's facility services group generated proceeds in excess of targeted amounts. The Company's facility services group is comprised of its Industrial Filtration Products and Services segment along with the labor support business of its Industrial Cleaning and Facility Maintenance service line (collectively "Facility Services"). On September 27, 2000, we announced that Mr. Black had withdrawn his previously announced proposal to acquire the Company. Mr. Black advised the Company's Special Committee, which had been evaluating the proposal, that he withdrew the proposal primarily because he perceived uncertainty in the Company's core business due to sluggish customer demand from certain industries. Mr. Black also expected that the higher than anticipated level of current Company indebtedness, when added to the debt to be incurred to finance the privatization transaction, would adversely impact the Company if the privatization transaction were completed. In addition, Mr. Black advised the Special Committee that he is not considering a new proposal to acquire the Company. See Note 2 to the Consolidated Financial Statements.

         Operating results for first quarter of fiscal 2001 were negatively impacted by a charge for severance costs of $0.6 million related to the resignation of certain officers. In addition, results for the first quarter of fiscal 2000 ended September 30, 1999, included the results of Pentagon.

         Proposed Sale of Facility Services. In connection with the proposed privatization transaction, we also announced our plan to sell Facility Services. Even though Mr. Black's proposal to acquire the Company has been withdrawn, we still intend to sell Facility Services. Facility Services provides air and liquid filtration media, consumable products, engineering and technical services, and industrial cleaning and facility maintenance primarily to the automotive industry. The Consolidated Financial Statements have been restated to account for Facility Services as a discontinued operation for all periods presented therein. Discontinued operations include Facility Services net sales that totaled $17.1 million and $20.1 million for the three months ended September 30, 1999 and 2000, respectively. We expect the sale of Facility Services to be completed in the third quarter of fiscal 2001. See Note 3 to the Consolidated Financial Statements.

         Recapitalization of Pentagon. On July 18, 2000, we closed a transaction related to Pentagon pursuant to the Recapitalization Agreement. Pursuant to the Recapitalization Agreement, BCP invested in Pentagon, we sold a majority of our equity interest in Pentagon to BCP and Pentagon indebtedness to us was repaid. We retained a 22.3% interest in the capital stock of Pentagon. See Note 4 to the Consolidated Financial Statements.

         In connection with this transaction, we received payments totaling $22.8 million, which were used to repay debt. Our June 30, 2000 balance sheet includes a $4.3 million accrued loss on sale of subsidiary, net of related tax benefits, to reduce our investment in Pentagon to 22.3% of Pentagon's equity upon completion of the recapitalization transaction. As a result of the reduction in our ownership of Pentagon's capital stock to 22.3%, our remaining investment in Pentagon has been accounted for using the equity method of accounting.

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

RESULTS OF OPERATIONS

         The following table sets forth selected statement of income data for continuing operations as a percentage of revenues adjusted to exclude the revenues and expenses of Pentagon for the three months ended September 30, 2000:

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                    2000         1999
                                                                --------------------------

         Revenues                                                   100.0%       100.0%

         Costs and expenses:
           Cost of services                                          67.2         63.7
            Selling, general and administrative expenses             22.8         21.3
            Depreciation and amortization                             9.3          7.3
                                                                --------------------------
            Total costs and expenses                                 99.3         92.3
                                                                --------------------------
         Income from operations                                       0.7          7.7
         Interest expense, net                                        4.6          3.0
                                                                --------------------------
         Income (loss) from continuing operations before             (3.9)         4.7
            income  taxes and equity in earnings of affiliate
         Provision (benefit) for income taxes                        (1.6)         1.3
                                                                --------------------------
         Income (loss) from continuing operations
            before equity in earnings of affiliate                   (2.3)%        3.4%
                                                                ==========================

   THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999


         Basis of Presentation. Our analysis of the three months ended September 30, 2000 compared to the three months ended September 30, 1999 utilizes actual information as presented above that has been adjusted to reflect Facility Services as a discontinued operation. The information presented above with respect to the three months ended September 30, 1999 includes the operating results of Pentagon, which has been accounted for under the equity method of accounting for the three months ended September 30, 2000. Pentagon accounted for $7.4 million of our revenues and $0.9 million of our income from operations for the three months ended September 30, 1999.

         Revenues. Revenues decreased from $29.3 million to $20.6 million for the three months ended September 30, 1999 and 2000, respectively. This decrease was primarily the result of the sale of Pentagon in July 2000. Excluding the results of Pentagon, total revenues decreased $1.3 million, or 5.9%, for the three months ended September 30, 2000. The decline in revenue was largely attributable to the loss of several key accounts in our industrial cleaning business and the unseasonably mild weather, which negatively impacted the emergency work in the water group.

         Cost of Services. Total cost of services was $13.8 million for the three months ended September 30, 2000 compared with $18.3 million for the three months ended September 30, 1999. Excluding Pentagon, cost of services as a percent of revenue increased from 63.7% to 67.2% for the three months ended September 30, 2000. This increase is due primarily to higher fuel and labor costs, especially subcontract labor.

         Selling, General and Administrative Expenses. Total selling, general and administrative expenses were $4.7 million and $6.4 million for the three months ended September 30, 2000 and 1999, respectively. Excluding Pentagon, selling, general and administrative expenses were $4.7 million for the three months ended September 30, 1999. As a percent of revenue selling, general and administrative expenses increased to 22.8% in first quarter fiscal 2001 from 21.3% in the prior year period. The increase is due primarily to severance payments of $0.6 million related to the resignation in August 2000 of certain officers of the Company.

         Income from Operations. Total income from operations was $138,000 and $2.6 million for the three months ended September 30, 2000 and 1999, respectively. Excluding Pentagon, operating income was $1.7 million for the three months ended September 30, 1999. As a percent of revenue income from operations decreased to 0.7% in first quarter fiscal 2001 compared with 7.7% in the prior year. The decrease in operating income was primarily attributable to a decline in results in the industrial cleaning and water groups, as well as the severance payments previously discussed.

         Results for the industrial cleaning group declined due primarily to the loss of several accounts during fiscal 2000. While we were able to redeploy assets and personel to existing accounts as well as new accounts, margins declined as a result of higher fuel, insurance and labor costs.

         Interest Expense, net. Interest expense remained unchanged at $0.9 million in the three months ended September 30, 2000 and the three months ended September 30, 1999.

         Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2000 and 1999 reflects an effective rate of 42% and 40%, respectively.


QUARTERLY RESULTS AND SEASONALITY

         Our quarterly results of operations tend to vary seasonally, and may fluctuate significantly as a result of a number of factors over which we have no control, including our customers' budgetary constraints, the timing and duration of our customers' planned maintenance activities and shutdowns, changes in our competitors pricing policies and general economic conditions. Also, certain operating and fixed costs remain relatively constant throughout the fiscal year, which when offset by differing levels of revenues, may result in fluctuations in quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, we had cash and cash equivalents of $160,000 and working capital of $16.3 million. During the three months ended September 30, 2000, operating activities used $3.5 million of cash and we made capital investments of $1.7 million.

         During October 1999, we entered into a $100 million revolving credit facility with our principal banks and two additional banks. On August 30, 2000, because of decreased borrowing needs, we reduced the availability under our revolving credit facility to $70.0 million. The revolving credit facility terminates in October 2002, subject to extension by the banks each year on the anniversary of the agreement. Under the terms of our current credit facility, the entire $70.0 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowing under our current credit facility is at rates, based on the prime or Eurodollar rate, that we believe to be very favorable. Availability of borrowing is subject to the maintenance of a minimum level of net worth, certain levels of interest coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization that we believe will not affect the availability of borrowings under our current credit facility.

INFLATION

         The effects of inflation on our operations were not significant during the periods presented in the Consolidated Financial Statements.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. Our primary market risk exposure relates to interest rate risk. We had a balance of $62.2 million on our revolving credit facility at September 30, 2000, which is subject to a variable rate of interest based on the prime or Eurodollar rate. Assuming borrowings at September 30, 2000, a one hundred basis point change in interest rates would impact net interest expense by approximately $622,000 per year.

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

                           4(b) First Amendment to Credit Agreement and Other Loan Documents, dated as of July 17, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, SunTrust Bank, Central Florida, N.A., and Banc One Capital Markets, Inc. (filed as
                                    Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and incorporated by reference).

                           4(c) Second Amendment to Credit Agreement, dated as of November 10, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, and SunTrust Bank.

                           27       Financial Data Schedule.

                           99(a) Press Release dated August 22, 2000 (filed as Exhibit 99(d) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference).

                           99(b) Press Release dated September 27, 2000 (filed as Exhibit 99(e) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference).

                  (b) Report on Form 8-K filed August 3, 2000 related to the recapitalization of Pentagon.

                          SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                      MPW INDUSTRIAL SERVICES GROUP, INC.,
                                      an Ohio corporation


Dated: November 14, 2000        By:   /s/ Richard R. Kahle
      --------------------         --------------------------
                                   Richard R. Kahle
                                   Vice President and Chief Financial Officer
                                   (on behalf of the Registrant and as
                                   Principal Financial Officer)

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

     4(b) First Amendment to Credit Agreement and Other Loan Documents, dated as of July 17, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, SunTrust Bank, Central Florida, N.A., and Banc One Capital Markets, Inc. (filed as Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and incorporated by reference).

     4(c) Second Amendment to Credit Agreement, dated as of November 10, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, and SunTrust Bank.


      27          Financial Data Schedule.

     99(a) Press Release dated August 22, 2000. (filed as Exhibit 99(d) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference).

     99(b) Press Release dated September 27, 2000. (filed as Exhibit 99(e) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference).