Form 10-Q
period 2000-12-31
MPW INDUSTRIAL SERVICES GROUP INC
filed 2001-02-14
CIK 1047098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES ACT OF 1934

For quarterly period ended December 31, 2000

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

         As of January 31, 2001, 10,939,957 shares of the issuer's common stock, without par value, were outstanding.

--------------------------------------------------------------------------------

                       MPW INDUSTRIAL SERVICES GROUP, INC.

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                                     PAGE

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of December 31, 2000 (unaudited) and June 30, 2000............3

                  Consolidated Statements of Income for the three and six months ended December 31,
                  2000 and 1999 (unaudited)....................................................................4

                  Consolidated Statements of Cash Flows for the six months ended December 31,
                  2000 and 1999 (unaudited)....................................................................5

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


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings...........................................................................14

Item 2.           Changes in Securities and Use of Proceeds...................................................14

Item 3.           Defaults Upon Senior Securities.............................................................14

Item 4.           Submission of Matters to a Vote of Security Holders.........................................14

Item 5.           Other Information...........................................................................14

Item 6.           Exhibits and Reports on Form 8-K............................................................14


SIGNATURES        ............................................................................................16

EXHIBIT INDEX     ............................................................................................17

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                   DECEMBER 31,     JUNE 30,
                                                                                                       2000           2000
                                                                                                   ------------     --------
                                                                                                    (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                                        $    149        $    236
   Accounts receivable, net                                                                           16,672          21,969
   Inventories                                                                                         2,230           3,179
   Prepaid expenses                                                                                    1,212           1,853
   Deferred income taxes                                                                               3,281           4,104
   Other current assets                                                                                1,623           1,268
                                                                                                    -----------     --------
                                                                                                      25,167          32,609

Property and equipment, net                                                                           40,814          46,643

Noncurrent assets:
   Intangibles, net                                                                                   21,671          49,250
   Investment in affiliate                                                                             7,213             ---
   Other assets                                                                                        2,880             537
    Net assets of discontinued operations                                                             34,987          33,656
                                                                                                    -----------     --------

Total assets                                                                                        $132,732        $162,695
                                                                                                    ===========     ========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                                 $  3,892        $  4,128
   Accrued compensation and related taxes                                                              1,644             843
   Current maturities of noncurrent liabilities                                                          224             250
   Accrued loss on sale of subsidiary                                                                    ---           7,247
   Other accrued liabilities                                                                           3,995           6,023
                                                                                                    -----------     --------
                                                                                                       9,755          18,491
Noncurrent liabilities:
   Long-term debt                                                                                     63,774          83,792
   Deferred income taxes                                                                               4,917           6,143
                                                                                                    -----------     --------
                                                                                                      68,691          89,935

Minority interest                                                                                      -----           1,200

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding     -----           -----
   Common stock, no par value; 30,000,000 shares authorized; 10,939,957 and 10,929,257 shares
     issued and outstanding at December 31, 2000 and June 30, 2000, respectively                         109             109
   Additional paid-in capital                                                                         41,507          41,461
   Retained earnings                                                                                  12,670          11,499
                                                                                                    -----------     --------
                                                                                                      54,286          53,069

Total liabilities and shareholders' equity                                                          $132,732        $162,695
                                                                                                    ===========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              DECEMBER 31,               DECEMBER 31,
                                                                       --------------------------  --------------------------
                                                                          2000          1999          2000          1999
                                                                       ------------  ------------  ------------ -------------
                                                                              (UNAUDITED)                 (UNAUDITED)

Revenues                                                               $   22,461    $   28,355    $   43,018   $   57,634
Costs and expenses:
   Cost of services                                                        14,643        16,647        28,459       34,908
   Selling, general and administrative expenses                             4,498         6,298         9,186       12,724
   Depreciation and amortization                                            1,914         2,141         3,829        4,133
                                                                       ------------  ------------  ------------ -------------
   Total costs and expenses                                                21,055        25,086        41,474       51,765
                                                                       ------------  ------------  ------------ -------------
Income from operations                                                      1,406         3,269         1,544        5,869
Interest expense, net                                                         738         1,241         1,678        2,186
                                                                       ------------  ------------  ------------ -------------
Income (loss) from continuing operations before
    income taxes and equity in earnings of affiliate                          668         2,028          (134)       3,683
Provision (benefit) for income taxes                                          279           811           (56)       1,473
                                                                       ------------  ------------  ------------ -------------
Income (loss) from continuing operations before equity
    in earnings of affiliate                                                  389         1,217           (78)       2,210
Equity in earnings of affiliate, net of tax                                   154          ----           249         ----
                                                                       ------------  ------------  ------------ -------------
Income from continuing operations                                             543         1,217           171        2,210
Discontinued operations, net of tax                                           636         1,367         1,016        2,402
                                                                       ------------  ------------  ------------ -------------
Net income                                                             $    1,179    $    2,584    $    1,187   $    4,612
                                                                       ============  ============  ============ =============
Net income per share:
    Continuing operations                                              $      .05    $      .11    $      .02   $      .20
    Discontinued operations                                                   .06           .12           .09          .22
                                                                       ------------  ------------  ------------ -------------
Net income per share                                                   $      .11    $      .23    $      .11   $      .42
                                                                       ============  ===========   ===========  =============
Net income per share, assuming dilution:
    Continuing operations                                              $      .04    $      .11    $      .01   $      .19
    Discontinued operations                                                   .06           .11           .09          .20
                                                                       ------------  -----------   -----------  -------------
Net income  per share, assuming dilution                               $      .10    $      .22    $      .10   $      .39
                                                                       ============  ============  ============ =============

Weighted average common shares outstanding                                 10,940        10,879        10,937       10,862
Weighted average common shares outstanding, assuming dilution              10,940        11,903        11,307       11,876

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                     SIX MONTHS ENDED
                                                                                                       DECEMBER 31,
                                                                                                  ------------------------
                                                                                                   2000          1999
                                                                                                ------------  ------------
                                                                                                       (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                                      $    1,187    $    4,612
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation                                                                                      3,507         3,306
   Amortization                                                                                        910         1,338
   Equity in earnings of affiliate                                                                    (249)          ---
   Loss on disposals of assets                                                                          71           275
   Change in deferred income taxes                                                                      78           741
   Changes in operating assets and liabilities:
     Accounts receivable                                                                            (1,228)       (4,699)
     Inventories                                                                                    (2,558)       (2,322)
     Prepaid expenses and other assets                                                              (2,392)       (2,035)
     Accounts payable                                                                                 (141)        3,823
     Other accrued liabilities                                                                      (1,360)       (1,614)
                                                                                                ------------  ------------
Net cash (used in) provided by operating activities                                                 (2,175)        3,425

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from recapitalization of Pentagon                                                          22,631           ---
Purchases of property and equipment                                                                 (3,479)      (10,058)
Purchase of businesses, net of acquired cash                                                           ---        (5,634)
Proceeds from the disposal of property and equipment                                                     9            32
                                                                                                ------------  ------------
Net cash provided by (used in) investing activities                                                 19,161       (15,660)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                                            ---            29
Proceeds from revolving credit facility                                                             36,018        36,688
Payments on revolving credit facility                                                              (51,931)      (24,287)
Payments on notes payable                                                                           (1,146)         (182)
Payments on capital lease obligations                                                                  (14)          (36)
                                                                                                ------------  ------------
Net cash (used in) provided by financing activities                                                (17,073)       12,212
                                                                                                ------------  ------------
Decrease in cash and cash equivalents                                                                  (87)          (23)
Cash and cash equivalents at beginning of year                                                         236           318
                                                                                                ------------  ------------

Cash and cash equivalents at end of period                                                      $      149    $      295
                                                                                                ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Unaudited)

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

         The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended December 31, 2000 and 1999, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000 ("Annual Report"). The results of operations for the three and six months ended December 31, 2000 and 1999 are not necessarily indicative of the results for the full year.

         USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

NOTE 2.  PRIVATIZATION OF COMPANY

         On August 22, 2000, the Company announced that a Special Committee of its Board of Directors had reached an agreement in principle with the Company's Chairman and Chief Executive Officer, Monte R. Black, to acquire the Company in a cash merger at $8.25 per share plus an additional amount if the sale of the facility services group generated proceeds in excess of targeted amounts. The Company's facility services group is comprised of its Industrial Filtration Products and Services segment along with the labor support business of its Industrial Cleaning and Facility Maintenance service line (collectively "Facility Services"). On September 27, 2000, the Company announced that Mr. Black had withdrawn his previously announced proposal to acquire the Company. Mr. Black advised the Company's Special Committee, which had been evaluating the proposal, that he withdrew the proposal primarily because he perceived uncertainty in the Company's core business due to sluggish customer demand from certain industries. Mr. Black also expected that the higher than anticipated level of current Company indebtedness, when added to the debt to be incurred to finance the privatization transaction, would adversely impact the Company if the privatization transaction were completed.

NOTE 3.  DISCONTINUED OPERATIONS

         In connection with the proposed privatization transaction described in
Note 2, the Company announced its plan to sell Facility Services. Even though Mr. Black's proposal to acquire the Company was withdrawn, the Company still intends to sell Facility Services. Facility Services provides air and liquid filtration devices, media, consumable products, engineering and technical services, and industrial cleaning and facility maintenance primarily to the automotive industry. The Consolidated Financial Statements have been restated to account for Facility Services as a discontinued operation for all periods presented therein.

         Discontinued operations include Facility Services' net sales that totaled $20,072,000 and $20,899,000 for the three months ended December 31, 1999 and 2000, respectively, and $37,189,000 and $41,024,000 for the six months ended December 31, 1999 and 2000, respectively. Interest expense is charged to discontinued operations based on intercompany account balances at the Company's effective external borrowing rate. Interest expense included in discontinued operations was $381,000 and $659,000 for the three months ended December 31, 1999 and 2000, respectively, and $746,000 and $1,217,000 for the six months ended December 31, 1999 and 2000, respectively. Net income from discontinued operations is net of income tax expense of $911,000 and $462,000 for the three months ended December 31, 1999 and 2000, respectively, and $1,601,000 and $735,000 for the six months ended December 31, 1999 and 2000, respectively.

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


NOTE 5.  INTANGIBLES

         Intangibles are summarized as follows (in thousands):

                                                   DEC. 31,        JUNE 30,
                                                     2000            2000
                                                  ------------    ------------

                   Goodwill                       $    13,146     $   40,502
                   Customer lists                       7,216          7,323
                   Patents                              1,056          1,126
                   Non-compete agreements                 253            299
                                                  ------------    ------------
                                                  $    21,671     $   49,250
                                                  ============    ============

         Accumulated amortization of intangibles as of December 31, 2000 and June 30, 2000 was $3,022,000 and $3,737,000 respectively.

NOTE 6.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     DECEMBER 31,               DECEMBER 31,
                                                                ------------------------   ------------------------
                                                                   2000        1999           2000        1999
                                                                -----------  -----------   ----------  -------------
                 Numerator for basic and diluted earnings per
                    share - net income from
                  Continuing operations . . . . . . . . . . . . $      543   $    1,217    $      171  $    2,210
                  Discontinued operations . . . . . . . . . . .        636        1,367         1,016       2,402
                                                                -----------  -----------   ----------  -------------

                 Net income                                     $    1,179   $    2,584    $    1,187  $    4,612
                                                                ===========  ===========   ==========  =============
                  Denominator for basic earnings per share -
                    weighted average common shares . . . . . .      10,940       10,879        10,937      10,862
                    Effect of dilutive securities:
                    Dilutive employee stock options. . . . . .                      658           370         648
                    Preferred  stock of Pentagon.  . . . . . .                      366                       366
                                                                -----------  -----------   ----------  -------------
                    Dilutive potential common shares . . . . .           0        1,024           370       1,014

                  Denominator for diluted earnings per share -
                    adjusted weighted average common shares and
                    assumed conversions. . . . . . . . . . . .      10,940       11,903        11,307      11,876
                                                                ===========  ===========   ==========  =============
                 Net income per share:
                  Continuing operations . . . . . . . . . . . . $      .05   $     .11     $      .02  $      .20
                  Discontinued operations . . . . . . . . . . .        .06         .12            .09         .22
                                                                -----------  -----------   ----------  -------------
                 Net income  per share                          $      .11   $     .23     $      .11  $      .42
                                                                ===========  ===========   ==========  =============

                 Net income per share, assuming dilution:
                   Continuing operations . . . . . . . . . . .  $      .04   $     .11     $      .01  $      .19
                   Discontinued operations . . . . . . . . . .         .06         .11            .09         .20
                                                                -----------  -----------   ----------  -------------
                 Net income per share, assuming dilution        $      .10   $     .22     $      .10  $      .39
                                                                ===========  ===========   ==========  =============

         Options to purchase 1,670,249 and 773,350 shares of common stock at a weighted average price of $6.01 and $10.07 per share, respectively, were outstanding during the three months ended December 31, 2000 and 1999, respectively but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 773,249 and 765,350 shares of common stock at a weighted average price of $10.07 and $10.09 per share, respectively, were outstanding during the six months ended December 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

OVERVIEW

         Privatization of Company. On August 22, 2000, the Company announced that a Special Committee of our Board of Directors had reached an agreement in principle with the Company's Chairman and Chief Executive Officer, Monte R. Black, to acquire the Company in a cash merger at $8.25 per share plus an additional amount if the sale of the Facility Services generated proceeds in excess of targeted amounts. The Company's facility services group is comprised of its Industrial Filtration Products and Services segment along with the labor support business of its Industrial Cleaning and Facility Maintenance service line (collectively "Facility Services"). On September 27, 2000, the Company announced that Mr. Black had withdrawn his previously announced proposal to acquire the Company. Mr. Black advised the Company's Special Committee, which had been evaluating the proposal, that he withdrew the proposal primarily because he perceived uncertainty in the Company's core business due to sluggish customer demand from certain industries. Mr. Black also expected that the higher than anticipated level of current Company indebtedness, when added to the debt to be incurred to finance the privatization transaction, would adversely impact the Company if the privatization transaction were completed. See Note 2 to the Consolidated Financial Statements.

         Proposed Sale of Facility Services. In connection with the proposed privatization transaction, the Company also announced our plan to sell Facility Services. Even though Mr. Black's proposal to acquire the Company was withdrawn, the Company still intends to sell Facility Services. Facility Services provides air and liquid filtration media, consumable products, engineering and technical services, and industrial cleaning and facility maintenance primarily to the automotive industry. The Consolidated Financial Statements have been restated to account for Facility Services as a discontinued operation for all periods presented therein. Discontinued operations include Facility Services net sales that totaled $20.1 million and $20.9 million for the three months ended December 31, 1999 and 2000, respectively and $37.2 million and $41.0 million for the six months ended December 31, 1999 and 2000, respectively. The Company is continuing to pursue the sale of Facility Services. See Note 3 to the Consolidated Financial Statements.

         Recapitalization of Pentagon. On July 18, 2000, the Company sold a majority of our equity interest in Pentagon to Baird Capital Partners. We retained a 22.3% interest in the capital stock of Pentagon. See Note 4 to the Consolidated Financial Statements.

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

         Income from continuing operations before equity in earnings of affiliate for the six months ended December 31, 1999 includes the results of Pentagon.

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

RESULTS OF OPERATIONS

         The following table sets forth selected statement of income data for continuing operations as a percentage of revenues adjusted to exclude the revenues and expenses of Pentagon for the three and six months ended December 31, 1999:

                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      DECEMBER 31,                  DECEMBER 31,
                                                                    2000         1999             2000         1999
                                                                ------------  ------------    ------------  ------------

         Revenues                                                   100.0%       100.0%           100.0%       100.0%
         Costs and expenses:
            Cost of services                                         65.2         57.5             66.2         60.6
            Selling, general and administrative expenses             20.0         21.4             21.3         21.4
            Depreciation and amortization                             8.5          8.2              8.9          7.7
                                                                ------------  ------------    ------------  ------------
            Total costs and expenses                                 93.7         87.1             96.4         89.7
                                                                ------------  ------------    ------------  ------------
         Income from operations                                       6.3         12.9              3.6         10.3
         Interest expense, net                                        3.3          4.4              3.9          3.9
                                                                ------------  ------------    ------------  ------------
         Income (loss) from continuing operations before
            income  taxes and equity in earnings of affiliate         3.0          8.5             (0.3)         6.4
         Provision (benefit) for income taxes                         1.3          3.4             (0.1)         2.6
                                                                ------------  ------------    ------------  ------------
         Income (loss) from continuing operations
            before equity in earnings of affiliate                    1.7%         5.1%            (0.2)%        3.8%
                                                                ============  ============    ============  ============

          THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS
                            ENDED DECEMBER 31, 1999

         Basis of Presentation. Our analysis of the three months ended December 31, 2000 compared to the three months ended December 31, 1999 utilizes actual information as presented above that has been adjusted to reflect Facility Services as a discontinued operation. The information presented above with respect to the three months ended December 31, 1999 includes the operating results of Pentagon, which has been accounted for under the equity method of accounting for the three months ended December 31, 2000. Pentagon accounted for $7.4 million of our revenues and $0.6 million of our income from operations for the three months ended December 31, 1999.

         Revenues. Revenues decreased from $28.4 million to $22.5 million for the three months ended December 31, 1999 and 2000, respectively. This decrease was primarily the result of the sale of Pentagon in July 2000. Excluding the results of Pentagon, total revenues increased $1.5 million, or 7.1%, for the three months ended December 31, 2000. Although several Industrial Cleaning accounts were lost in the latter half of last fiscal year, revenue has increased due to an acquisition in the third fiscal quarter of last year, an increase in subcontract work and new work brought in to replace the accounts lost last year.

         Cost of Services. Total cost of services was $14.6 million for the three months ended December 31, 2000 compared with $16.6 million for the three months ended December 31, 1999. Excluding Pentagon, cost of services as a percent of revenue increased from 57.5% to 65.2% for the three months ended December 31, 2000. This increase was due primarily to higher fuel and labor costs.

         Selling, General and Administrative Expenses. Total selling, general and administrative expenses were $4.5 million and $6.3 million for the three months ended December 31, 2000 and 1999, respectively. Excluding Pentagon, selling, general and administrative expenses were $4.5 million for the three months ended December 31, 1999. As a percentage of revenue, selling, general and administrative expenses decreased from 21.4% for the quarter ended December 31, 1999 to 20.0% for the quarter ended December 31, 2000.

         Income from Operations. Total income from operations was $1.4 million and $3.3 million for the three months ended December 31, 2000 and 1999, respectively. Excluding Pentagon, operating income was $2.7 million for the three months ended December 31, 1999. As a percent of revenue, income from operations decreased to 6.3% in second quarter fiscal 2001 compared with 12.9% in the prior year. The decrease in operating income was due to the loss of higher margin accounts due to aggressive competitor pricing, continued sluggish customer demand in certain industries and higher costs.

         Interest Expense, net. Interest expense decreased to $0.7 million from $1.2 million for the three months ended December 31, 2000 and 1999, respectively. The decrease is primarily the result of lower average outstanding borrowings due to the proceeds from the recapitalization of Pentagon being used to repay debt.

         Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2000 and 1999 reflects an effective rate of 42% and 40%, respectively.

           SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS
                            ENDED DECEMBER 31, 1999

         Basis of Presentation. Our analysis of the six months ended December 31, 2000 compared to the six months ended December 31, 1999 utilizes actual information as presented above that has been adjusted to reflect Facility Services as a discontinued operation. The information presented above with respect to the six months ended December 31, 1999 includes the operating results of Pentagon, which has been accounted for under the equity method of accounting for the six months ended December 31, 2000. Pentagon accounted for $14.9 million of our revenues and $1.5 million of our income from operations for the six months ended December 31, 1999.

         Revenues. Revenues decreased from $57.6 million to $43.0 million for the six months ended December 31, 1999 and 2000, respectively. This decrease was primarily the result of the sale of Pentagon in July 2000. Excluding the results of Pentagon, revenue for the six months ended December 31, 1999 was $42.7 million. Revenue in the industrial cleaning group was negatively impacted by the loss of several key accounts, however, this was offset by an acquisition in the third fiscal quarter of last year.

         Cost of Services. Total cost of services was $28.5 million for the six months ended December 31, 2000 compared with $34.9 million for the six months ended December 31, 1999. Excluding Pentagon, cost of services as a percent of revenue increased from 60.6% in the prior year to 66.2% for the six months ended December 31, 2000. This increase is due primarily to higher fuel and labor costs.

         Selling, General and Administrative Expenses. Total selling, general and administrative expenses were $9.2 million and $12.7 million for the six months ended December 31, 2000 and 1999, respectively. Excluding Pentagon, selling, general and administrative expenses were $9.1 million for the six months ended December 31, 1999. As a percentage of revenue, selling, general and administrative expenses remained unchanged.

         Income from Operations. Total income from operations was $1.5 and $5.9 million for the six months ended December 31, 2000 and 1999, respectively. Excluding Pentagon, operating income was $4.4 million for the six months ended December 31, 1999. As a percent of revenue, income from operations decreased to 3.6% in the six months ended December 31, 2000 compared with 10.3% in the prior year. The decrease in operating income was due to the loss of higher margin accounts due to aggressive competitor pricing, continued sluggish customer demand in certain industries and higher costs.

         Interest Expense, net. Interest expense was $1.7 and $2.2 million for the six months ended December 31, 2000 and 1999, respectively. The decrease is primarily the result of lower average outstanding borrowings due to the proceeds from the recapitalization of Pentagon being used to repay debt.

         Provision for Income Taxes. The provision for income taxes for the six months ended December 31, 2000 and 1999 reflects an effective rate of 42% and 40%, respectively.


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

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, we had cash and cash equivalents of $149,000 and working capital of $15.4 million. During the three months ended December 31, 2000, operating activities used $2.2 million of cash and we made capital investments of $3.5 million.

         During October 1999, we entered into a $100 million revolving credit facility with our principal banks and two additional banks. On August 30, 2000, because of decreased borrowing needs, we reduced the availability under our revolving credit facility to $70.0 million. The revolving credit facility terminates in October 2002, subject to extension by the banks each year on the anniversary of the agreement. Under the terms of our current credit facility, the entire $70.0 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowing under our current credit facility is at rates, based on the prime or Eurodollar rate, that we believe to be very favorable. Availability of borrowing is subject to the maintenance of a minimum level of net worth, certain levels of interest coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization that we believe will not affect the availability of borrowings under our current credit facility. As of December 31, 2000, borrowings under the current credit facility were $62.3 million.

INFLATION

         The effects of inflation on our operations were not significant during the periods presented in the Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. Our primary market risk exposure relates to interest rate risk. We had a balance of $62.3 million on our revolving credit facility at December 31, 2000, which is subject to a variable rate of interest based on the prime or Eurodollar rate. Assuming borrowings at December 31, 2000, a one hundred basis point change in interest rates would impact net interest expense by approximately $623,000 per year.

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

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Company held its annual meeting of the shareholders on December 13, 2000.

         (b) Each of the following nominees for election to the Board of Directors of the Company were elected by the shareholders who were present or represented by proxy: Monte R. Black, Ira O. Kane, Alfred Friedman, Pete A. Klisares, Timothy A. Walsh and
                  J. Craig R. Wright.

         (c) Of the 9,938,434 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which the authority to vote in the election was withheld, were as follows with respect to each director nominee:

                  NAME                VOTES FOR ELECTION OF    AUTHORITY TO VOTE
                                              DIRECTOR              WITHHELD

                  Monte R. Black              9,906,652              31,782
                  Ira O. Kane                 9,906,977              31,457
                  Alfred Friedman             9,904,394              34,040
                  Pete A. Klisares            9,904,752              33,682
                  Timothy A. Walsh            9,904,602              33,832
                  J. Craig R. Wright          9,907,002              31,432

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

                           4(b) First Amendment to Credit Agreement and other Loan Documents, dated as of July 17, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank,

                                    LaSalle Bank, National Association, SunTrust
                                    Bank, Central Florida, N.A., and Bank One
                                    Capitol Markets, Ins. (filed as Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference).

                           4(c) Second Amendment to Credit Agreement, dated as of November 10, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, and SunTrust Bank (filed as
                                    Exhibit 4(c) to the Company's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    September 31, 2000, and incorporated herein by reference).

                           99(a) Press Release dated August 22, 2000 (filed as Exhibit 99(d) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference).

                           99(b) Press Release dated September 27, 2000 (filed as Exhibit 99 (e) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference).

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

                                  MPW INDUSTRIAL SERVICES GROUP, INC.,
                                  an Ohio corporation


Dated:   February 14, 2001        By:      /s/ Richard R. Kahle
      ------------------------    --------------------------
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

     4(c) Second Amendment to Credit Agreement, dated as of November 10, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association and SunTrust Bank (filed as Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference).

     99(a) Press Release dated August 22, 2000. (Filed as Exhibit 99(d) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference).

     99(b) Press Release dated September 27, 2000. (Filed as Exhibit 99(e) to the company's Annual Report on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference).