Form 10-Q
period 2001-03-31
MPW INDUSTRIAL SERVICES GROUP INC
filed 2001-05-15
CIK 1047098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For quarterly period ended March 31, 2001

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

         As of April 30, 2001, 10,939,957 shares of the issuer's common stock, without par value, were outstanding.

                       MPW INDUSTRIAL SERVICES GROUP, INC.

                                      INDEX


                                                                                                             PAGE
                                                                                                             ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of March 31, 2001 (unaudited) and June 30, 2000...............3

                  Consolidated Statements of Operations for the three and nine months ended March 31,
                  2001 and 2000 (unaudited)....................................................................4

                  Consolidated Statements of Cash Flows for the nine months ended March 31,
                  2001 and 2000 (unaudited)....................................................................5

                  Notes to Consolidated Financial Statements (unaudited).......................................6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations.......10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk..................................15


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings...........................................................................16

Item 2.           Changes in Securities and Use of Proceeds...................................................16

Item 3.           Defaults Upon Senior Securities.............................................................16

Item 4.           Submission of Matters to a Vote of Security Holders.........................................16

Item 5.           Other Information...........................................................................16

Item 6.           Exhibits and Reports on Form 8-K............................................................16


SIGNATURES        ............................................................................................18

EXHIBIT INDEX     ............................................................................................19

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                   MARCH 31,         JUNE 30,
                                                                                     2001              2000
                                                                                  -----------        ---------
                                                                                  (UNAUDITED)
                                              ASSETS
Current assets:
   Cash and cash equivalents                                                       $     142         $     236
   Accounts receivable, net                                                           14,533            24,630
   Inventories                                                                         2,381             3,179
   Prepaid expenses                                                                    1,047             1,927
   Deferred income taxes                                                               2,544             3,112
   Other current assets                                                                  368             1,194
                                                                                   ---------         ---------
                                                                                      21,015            34,278

Property and equipment, net                                                           39,656            47,407

Noncurrent assets:
   Intangibles, net                                                                   20,607            49,250
   Investment in affiliate                                                             7,288                --
   Other assets                                                                          126               537
    Net assets of discontinued operations                                             34,284            30,607
                                                                                   ---------         ---------

Total assets                                                                       $ 122,976         $ 162,079
                                                                                   =========         =========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $   2,304         $   4,375
   Accrued compensation and related taxes                                              2,619             1,038
   Current maturities of noncurrent liabilities                                          224               250
   Accrued loss on sale of subsidiary                                                  5,843             7,247
   Other accrued liabilities                                                           7,083             6,023
                                                                                   ---------         ---------
                                                                                      18,073            18,933
Noncurrent liabilities:
   Long-term debt                                                                     63,646            82,938
   Deferred income taxes                                                               3,527             5,939


Minority interest                                                                         --             1,200

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding Common stock, no par value; 30,000,000 shares authorized; 10,939,957 and 10,929,257 shares issued and outstanding
     at March 31, 2001 and June 30, 2000, respectively                                   109               109
   Additional paid-in capital                                                         41,507            41,461
   Retained earnings                                                                  (3,886)           11,499
                                                                                   ---------         ---------
                                                                                      37,730            53,069

Total liabilities and shareholders' equity                                         $ 122,976         $ 162,079
                                                                                   =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                      MPW INDUSTRIAL SERVICES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                             MARCH 31,                          MARCH 31,
                                                                     -------------------------         -------------------------
                                                                       2001             2000             2001             2000
                                                                     --------         --------         --------         --------
                                                                              (UNAUDITED)                 (UNAUDITED)
Revenues                                                             $ 22,427         $ 33,421         $ 74,373         $101,121

Costs and expenses:
   Cost of services                                                    15,360           22,229           50,590           65,086
   Selling, general and administrative expenses                         4,143            6,139           13,665           19,088
   Depreciation and amortization                                        2,000            2,289            5,950            6,526
   Special charges                                                      9,235               --            9,235               --
                                                                     --------         --------         --------         --------
   Total costs and expenses                                            30,738           30,657           79,440           90,700
                                                                     --------         --------         --------         --------
Income (loss)  from operations                                         (8,311)           2,764           (5,067)          10,421
Interest expense, net                                                     845            1,244            2,523            3,430
Loss on sale of subsidiary                                                 --            5,712               --            5,712
                                                                     --------         --------         --------         --------
Income (loss) from continuing operations before
    income taxes and equity in earnings of affiliate                   (9,156)          (4,192)          (7,590)           1,279
Provision (benefit) for income taxes                                     (747)          (1,677)             (89)             511
                                                                     --------         --------         --------         --------
Income (loss) from continuing operations before equity
    in earnings of affiliate                                           (8,409)          (2,515)          (7,501)             768
Equity in earnings of affiliate, net of tax                                75               --              324               --
                                                                     --------         --------         --------         --------
Net income (loss)  from continuing operations                          (8,334)          (2,515)          (7,177)             768

Discontinued Operations:
     Income (loss) from operations, net of tax                         (1,452)             348           (1,422)           1,677
     Loss on sale, net of tax                                          (6,786)              --           (6,786)              --
                                                                     --------         --------         --------         --------
Net income (loss) from discontinued operations                         (8,238)             348           (8,208)           1,677
                                                                     --------         --------         --------         --------
Net income (loss)                                                    $(16,572)        $ (2,167)        $(15,385)        $  2,445
                                                                     ========         ========         ========         ========

Net income (loss) per share:
    Continuing operations                                            $  (0.77)        $  (0.23)        $  (0.66)        $   0.07
    Discontinued operations                                             (0.75)            0.03            (0.75)            0.15
                                                                     --------         --------         --------         --------
Net income (loss) per share                                          $  (1.52)        $  (0.20)        $  (1.41)        $   0.22
                                                                     ========         ========         ========         ========

Net income (loss) per share, assuming dilution:
    Continuing operations                                            $  (0.77)        $  (0.23)        $  (0.66)        $   0.07
    Discontinued operations                                             (0.75)            0.03            (0.75)            0.14
                                                                     --------         --------         --------         --------
Net income (loss) per share, assuming dilution                       $  (1.52)        $  (0.20)        $  (1.41)        $   0.21
                                                                     ========         ========         ========         ========

Weighted average common shares outstanding                             10,940           10,908           10,938           10,877
Weighted average common shares outstanding, assuming dilution          10,940           10,908           10,938           11,520

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        NINE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    -------------------------
                                                                                      2001             2000
                                                                                    --------         --------
                                                                                           (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $(15,385)        $  2,445

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                                        5,328            5,111
   Amortization                                                                        1,369            2,057
   Loss on sale of subsidiary                                                          5,843            5,712
   Equity in earnings of affiliate                                                      (324)              --
   Loss on disposals of assets                                                            79              248
   Change in deferred income taxes                                                      (575)             522
   Non-cash special charges (continuing and discontinued operations)                   8,946               --
   Changes in operating assets and liabilities:
     Accounts receivable                                                               1,222           (5,683)
     Inventories                                                                        (868)          (3,936)
     Prepaid expenses and other assets                                                  (977)            (532)
     Accounts payable                                                                 (3,752)             667
     Other accrued liabilities                                                         1,543           (4,144)
                                                                                    --------         --------
Net cash provided by operating activities                                              2,449            2,467

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from recapitalization of Pentagon                                            22,631               --
Purchases of property and equipment                                                   (4,934)         (12,815)
Purchase of businesses, net of acquired cash                                              --           (9,656)
Proceeds from the disposal of property and equipment                                       9               37
                                                                                    --------         --------
Net cash provided by (used in) investing activities                                   17,706          (22,434)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                               --               29
Proceeds from revolving credit facility                                               43,164           56,982
Payments on revolving credit facility                                                (62,107)         (36,486)
Payments on notes payable                                                             (1,252)            (558)
Payments on capital lease obligations                                                    (54)             (52)
                                                                                    --------         --------
Net cash (used in) provided by financing activities                                  (20,249)          19,915
                                                                                    --------         --------
Decrease in cash and cash equivalents                                                    (94)             (52)
Cash and cash equivalents at beginning of year                                           236              318
                                                                                    --------         --------

Cash and cash equivalents at end of period                                          $    142         $    266
                                                                                    ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS MPW Industrial Services Group, Inc. and its subsidiaries (the "Company") provide technically-based services, including industrial cleaning and facility maintenance, industrial container cleaning and industrial process water purification. Such services are primarily provided at customer facilities.
The Company serves customers in numerous industries including automotive, electric power, pulp and paper, chemical, steel and transportation. The Company provides services primarily throughout the United States, Mexico and Canada.

         The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended March 31, 2001 and 2000, respectively, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000 ("Annual Report"). The results of operations for the three and nine months ended March 31, 2001 and 2000, respectively, are not necessarily indicative of the results for the full year.

         USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

NOTE 2.  PRIVATIZATION OF COMPANY

         On August 22, 2000, the Company announced that a Special Committee of its Board of Directors had reached an agreement in principle with the Company's Chairman and Chief Executive Officer, Monte R. Black, to acquire the Company in a cash merger at $8.25 per share plus an additional amount if the sale of the Facility Services Group generated proceeds in excess of targeted amounts. The Company's Facility Services Group is comprised of its Industrial Filtration Products and Services ("Filter") segment along with the labor support division of its Industrial Cleaning and Facility Maintenance service line. On September 27, 2000, the Company announced that Mr. Black had withdrawn his previously announced proposal to acquire the Company. Mr. Black advised the Company's Special Committee, which had been evaluating the proposal, that he withdrew the proposal primarily because he perceived uncertainty in the Company's core business due to sluggish customer demand from certain industries. Mr. Black also expected that the higher than anticipated level of current Company indebtedness, when added to the debt to be incurred to finance the privatization transaction, would adversely impact the Company if the privatization transaction were completed.

NOTE 3.  SPECIAL CHARGES

         During the third quarter of fiscal year 2001, the Company recorded special charges of $9.2 million ($5.5 million net of tax), of which $6.6 million is non-cash. The following table sets forth the major components of the charge.

                                                                 MARCH 31,
               ($ in millions)                                     2001
                                                                ------------

               Accounts receivable/bad debt                        $ 4.5
               Goodwill and other asset write-downs                  1.6
               Workers compensation, financing fees and other        3.1
                                                                   -----
                                                                   $ 9.2
                                                                   =====

         The $4.5 million charge for accounts receivable/bad debt primarily relates to an increase in the bad debt reserve as a result of recent bankruptcy filings by several customers, as well as the write-off of certain other accounts. Goodwill and other asset write-downs of $1.6 million primarily relate to an impairment charge for goodwill and the abandonment of certain capital projects and other assets. Compensation, financing fees and other of $3.1 million primarily consists of adverse workers compensation claim developments and retroactive premiums and claims assessments, financing fees associated with the amended revolving credit facility and severance.

NOTE 4.  DISCONTINUED OPERATIONS

         In connection with the proposed privatization transaction, the Company previously had announced its intention to sell the Facility Services Group, which was defined as the Industrial Filtration Products and Services
("Filter") segment along with the labor support business of its Industrial Cleaning and Facility Maintenance business (the "Facility Support Division"), each of which represented separate segments under APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company currently is only selling the Filter segment.

         The Company has signed a definitive agreement with CLARCOR Inc., a filter manufacturer, for the sale of the Filter segment. In connection with the sale, the Company has recorded an estimated net loss of $6.8 million, inclusive of all selling and professional services expenses and related tax benefits of
1.3 million. Under the terms of the agreement, the purchase price is approximately $31.0 million subject to final closing adjustments, with the net proceeds being used to repay debt. The transaction is expected to close on or about June 4, 2001.

         The Facility Support Division will be retained by the Company and included as part of the Industrial Cleaning and Facility Maintenance segment.
As a result, the Company has restated all current and prior results of operations to reflect the Facility Support Division as part of continuing operations in accordance with EITF 90-16, Accounting for Discontinued Operations Subsequently Retained.

         Discontinued operations include Filter segment net sales that totaled $15.3 million and $15.0 million for the three months ended March 31, 2000 and 2001, respectively, and $42.4 and $47.1 million for the nine months ended March 31, 2000 and 2001, respectively. Operating results for discontinued operations for the three and nine months ended March 31, 2001 include a pre-tax charge of $1.8 million primarily related to asset write-downs and other costs associated with the sale of the Filter segment. Interest expense is charged to discontinued operations based on intercompany account balances at the Company's effective external borrowing rate. Interest expense included in discontinued operations was $395,000 and $599,000 for the three months ended March 31, 2000 and 2001, respectively, and $1.1 million and $1.8 million for the nine months ended March 31, 2000 and 2001, respectively. Net income/loss from discontinued operations is net of income tax expense/(benefit) of $232,000 and ($1.2) million for the three months ended March 31, 2000 and 2001, respectively, and $1.1 million and ($1.2) million for the nine months ended March 31, 2000 and 2001, respectively.

NOTE 5.  RECAPITALIZATION OF PENTAGON

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

         In connection with this transaction, the Company received $22.8 million ($22.6 million net of Pentagon cash), which was used to repay debt. The Company's June 30, 2000 balance sheet includes a $7.2 million ($4.3 million net of tax) accrued loss on sale of subsidiary to reduce the Company's investment in Pentagon to 22.3% of Pentagon's equity upon completion of the recapitalization transaction. As a result of the reduction in the Company's ownership of Pentagon's capital stock to 22.3%, beginning in the first quarter of fiscal 2001, the Company has accounted for its remaining investment in Pentagon under the equity method of accounting.

         The Company's third quarter of fiscal 2001 includes a non-cash tax charge in continuing operations of $2.9 million for a valuation allowance against the Company's net deferred tax assets related to the operating loss carry-forward from the sale of Pentagon

         The preferred stock of Pentagon recorded in the Company's balance sheet as of June 30, 2000 and prior periods as minority interest and common stock options issued by Pentagon to certain of its executive officers were cancelled in the recapitalization transaction. The Company's investment and earnings in Pentagon are classified in the fiscal 2001 financial statements as "investment in affiliate" and "equity in earnings of affiliate," respectively.

NOTE 6.  INTANGIBLES

         Intangibles are summarized as follows (in thousands):

                                       MARCH 31,       JUNE 30,
                                         2001            2000
                                       ---------       --------
          Goodwill                      $12,280        $40,502
          Customer lists                  7,076          7,323
          Patents                         1,022          1,126
          Non-compete agreements            229            299
                                        -------        -------
                                        $20,607        $49,250
                                        =======        =======

         Accumulated amortization of intangibles as of March 31, 2001 and June 30, 2000 was $3.3 million and $4.0 million, respectively.

NOTE 7.  LONG-TERM DEBT

         In May, 2001, the Company amended its revolving credit facility based on the impending sale of the Company's Filter segment. The amendment to the Company's revolving credit facility reset the financial covenants for the third quarter of fiscal 2001 and future periods. Upon the earlier of August 10, 2001 or the completion of the sale, available borrowings under the facility will be reduced from $70.0 million to between $45.0 and $47.5 million, depending on the final net proceeds from the sale of the Filter segment.

NOTE 8. INCOME TAXES

         The effective income tax rates for continuing operations for the three and nine months ended March 31, 2001 were 8% and 1%, respectively. The effective income tax rates for continuing operations for the three and nine months ended March 31, 2000 were 40%.

         The fiscal 2001 continuing operations' effective income tax rate reflects a non-cash charge of $2.9 million for a valuation allowance against the Company's net deferred tax assets related to the capital tax operating loss carry-forward from the sale of Pentagon. In addition, the tax benefit for discontinued operations for the three and nine months ending March 31, 2001, is net of a valuation allowance against the estimated capital tax operating loss carry-forward element of the loss on sale of discontinued operations.

NOTE 9.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         MARCH 31,                        MARCH 31,
                                                                 ------------------------         ------------------------
                                                                   2001             2000            2001             2000
                                                                 --------         -------         --------         -------
          Numerator for basic and diluted earnings
             (loss) per share - net income (loss) from
           Continuing operations ........................        $ (8,334)        $(2,515)        $ (7,177)        $   768
           Discontinued operations ......................          (8,238)            348           (8,208)          1,677
                                                                 --------         -------         --------         -------
          Net income ....................................        $(16,572)        $(2,167)        $(15,385)        $ 2,445
                                                                 ========         =======         ========         =======
           Denominator for basic earnings (loss) per
             share - weighted average common shares .....          10,940          10,908           10,938          10,877
             Effect of dilutive securities:
             Dilutive employee stock options ............              --              --               --             643
             Preferred  stock of Pentagon ...............              --              --               --              --
                                                                 --------         -------         --------         -------
             Dilutive potential common shares ...........              --              --               --             643
           Denominator for diluted earnings (loss) per
             share - adjusted weighted average common
             shares and assumed conversions .............          10,940          10,908           10,938          11,520
                                                                 ========         =======         ========         =======
           Net income (loss) per share:
           Continuing operations ........................        $  (0.77)        $ (0.23)        $  (0.66)        $  0.07
           Discontinued operations ......................           (0.75)           0.03            (0.75)           0.15
                                                                 --------         -------         --------         -------
          Net income (loss) per share ...................        $  (1.52)        $ (0.20)        $  (1.41)        $  0.22
                                                                 ========         =======         ========         =======

          Net income (loss) per share,
            assuming dilution:
            Continuing operations .......................        $  (0.77)        $ (0.23)        $  (0.66)        $  0.07
            Discontinued operations .....................           (0.75)           0.03            (0.75)           0.14
                                                                 --------         -------         --------         -------
          Net income (loss) per share, assuming dilution.        $  (1.52)        $ (0.20)        $  (1.41)        $  0.21
                                                                 ========         =======         ========         =======

         Options to purchase 1,670,249 and 773,350 shares of common stock at a weighted average price of $6.01 and $10.07 per share, respectively, were outstanding during the three months ended March 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 897,000 shares of common stock at a weighted average price of $2.51 per share were outstanding during the three months ended March 31, 2000 but were not included in the computation of diluted earnings per share because the Company reported a net loss for the three months ended March 31, 2000 and, therefore, the effect would be antidilutive.

          Options to purchase 821,249 and 763,350 shares of common stock at a weighted average price of $9.70 and $10.09 per share, respectively, were outstanding during the nine months ended March 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 849,000 shares of common stock at a weighted average price of $2.44 per share were outstanding during the nine months ended March 31, 2001 but were not included in the computation of diluted earnings per share because the Company reported a net loss for the nine months ended March 31, 2001 and, therefore, the effect would be antidilutive.

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

OVERVIEW


         Privatization of Company. On August 22, 2000, we announced that a Special Committee of our Board of Directors had reached an agreement in principle with the Company's Chairman and Chief Executive Officer, Monte R. Black, to acquire the Company in a cash merger at $8.25 per share plus an additional amount if the sale of Facility Services Group generated proceeds in excess of targeted amounts. The Company's Facility Services Group is comprised of its Industrial Filtration Products and Services ("Filter") segment along with the labor support division of its Industrial Cleaning and Facility Maintenance service line. On September 27, 2000, we announced that Mr. Black had withdrawn his previously announced proposal to acquire the Company. Mr. Black advised the Company's Special Committee, which had been evaluating the proposal, that he withdrew the proposal primarily because he perceived uncertainty in the Company's core business due to sluggish customer demand from certain industries. Mr. Black also expected that the higher than anticipated level of current Company indebtedness, when added to the debt to be incurred to finance the privatization transaction, would adversely impact the Company if the privatization transaction were completed. See Note 2 to the Consolidated Financial Statements.


         Proposed Sale of the Facility Services Group. In connection with the proposed privatization transaction, we had announced our intention to sell the Facility Services Group, which was defined as the Industrial Filtration Products and Services ("Filter") segment along with the labor support business of our Industrial Cleaning and Facility Maintenance business (the "Facility Support Division") each of which represented separate segments under APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We are currently only selling the Filter segment. Discontinued operations include Filter segment net sales that totaled $15.3 million and $15.0 million for the three months ended March 31, 2000 and 2001, respectively, and $42.4 million and $47.1 million for the nine months ended March 31, 2000 and 2001, respectively.

         We have signed a definitive agreement with CLARCOR Inc., a filter manufacturer, for the sale of the Filter segment. In connection with the sale, we have recorded an estimated net loss of $6.8 million, inclusive of all selling and professional services expenses and related tax benefits of $1.3 million. Under the terms of the agreement, the purchase price is approximately $31.0 million subject to final closing adjustments, with the net proceeds being used to repay debt. The transaction is expected to close on or about June 4, 2001.

         The Facility Support Division will be retained by the Company and included as part of our Industrial Cleaning and Facility Maintenance segment. As a result, we have restated all current and prior results of operations to reflect the Facility Support Division as part of continuing operations in accordance with EITF 90-16, Accounting for Discontinued Operations Subsequently Retained.

         Recapitalization of Pentagon. On July 18, 2000, we sold a majority of our equity interest in Pentagon to Baird Capital Partners. We retained a 22.3% interest in the capital stock of Pentagon. See Note 5 to the Consolidated Financial Statements.

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

         Our third quarter of fiscal 2001 includes a non-cash tax charge of $2.9 million for a valuation allowance against the Company's net deferred tax assets related to the operating loss carry-forward from the sale of Pentagon.

         Income from continuing operations before equity in earnings of affiliate for the nine months ended March 31, 2000 includes the results of Pentagon.

         Special charges. During the third quarter of fiscal year 2001, we recorded special charges of $9.2 million ($5.5 million net of tax), of which $6.6 million is non-cash. The following table sets forth the major components of the charge.

                                                                  MARCH 31,
              ($ in millions)                                       2001
                                                                  ---------
              Accounts receivable/bad debt                          $ 4.5
              Goodwill and other asset write-downs                    1.6
              Workers compensation, financing fees and other          3.1
                                                                    -----
                                                                    $ 9.2
                                                                    =====

         The $4.5 million charge for accounts receivable/bad debt primarily relates to an increase in the bad debt reserve as a result of recent bankruptcy filings by several customers, as well as the write-off of certain other accounts. Goodwill and other asset write-downs of $1.6 million primarily relate to an impairment charge for goodwill and the abandonment of certain capital projects and other assets. Compensation, financing fees and other of $3.1 million primarily consists of adverse workers compensation claim developments and retroactive premiums and claims assessments, financing fees associated with the amended revolving credit facility and severance.


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

RESULTS OF OPERATIONS

         The following table sets forth selected statement of operations data for continuing operations as a percentage of revenues adjusted to exclude the revenues and expenses of Pentagon for the three and nine months ended March 31, 2000:

                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                              MARCH 31,                    MARCH 31,
                                                                         2001          2000           2001           2000
                                                                        -----          -----          -----          -----
          Revenues                                                      100.0%         100.0%         100.0%         100.0%
          Costs and expenses:
             Cost of services                                            68.5           67.4           68.0           65.2
             Selling, general and administrative expenses                18.5           17.4           18.4           17.6
             Depreciation and amortization                                8.9            7.5            8.0            6.8
             Special charges                                             41.2           --             12.4           --
                                                                        -----          -----          -----          -----
             Total costs and expenses                                   137.1           92.3          106.8           89.6
                                                                        -----          -----          -----          -----
          Income (loss) from operations                                 (37.1)           7.7           (6.8)          10.4
          Interest expense, net                                           3.7            3.8            3.4            7.3
          Loss on sale of subsidiary                                       --           22.5             --            3.4
                                                                        -----          -----          -----          -----
          Income (loss) from continuing operations before
             income  taxes and equity in earnings of affiliate          (40.8)         (18.6)         (10.2)          (0.3)
          Provision (benefit) for income taxes                           (3.3)          (7.4)           (.1)          (0.1)
                                                                        -----          -----          -----          -----
          Income (loss) from continuing operations
             before equity in earnings of
             affiliate                                                  (37.5)%        (11.2)%        (10.1)%         (0.2)%
                                                                        =====          =====          =====          =====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000


         Basis of Presentation. Our analysis of the three months ended March 31, 2001 compared to the three months ended March 31, 2000 utilizes actual information as presented above that has been adjusted to reflect the Filter segment as a discontinued operation. The information presented above with respect to the three months ended March 31, 2000 excludes the operating results of Pentagon, which has been accounted for under the equity method of accounting for the three months ended March 31, 2001. Pentagon accounted for $8.0 million of our revenues and $0.9 million of the Company's income from operations for the three months ended March 31, 2000.

         Revenues. Revenues decreased from $33.4 million to $22.4 million for the three months ended March 31, 2000 and 2001, respectively. This decrease was primarily the result of the sale of Pentagon in July 2000. Excluding the results of Pentagon, total revenues decreased $3.0 million, or 11.8%, for the three months ended March 31, 2001. The decrease was primarily due to the slowdown in the economy and its impact on many of the customers and industries that we serve.

         Cost of Services. Total cost of services was $15.4 million for the three months ended March 31, 2001 compared with $22.2 million for the three months ended March 31, 2000. Excluding Pentagon, cost of services as a percentage of revenue increased from 67.4% to 68.5% for the three months ended March 31, 2001. This increase was due primarily to higher fuel and labor costs.

         Selling, General and Administrative Expenses. Total selling, general and administrative expenses were $4.1 million and $6.1 million for the three months ended March 31, 2001 and 2000, respectively. Excluding Pentagon, selling, general and administrative expenses were $4.4 million for the three months ended March 31, 2000. As a percentage of revenue, selling, general and administrative expenses increased from 17.4% to 18.5% for the three months ended March 31, 2001.

         Income (loss) from Operations. The loss from operations was $8.3 million for the three months ended March 31, 2001 compared with operating income of $2.8 million for the three months ended March 31, 2000. Excluding the special charges in third quarter of fiscal 2001 and the results of Pentagon in the third quarter of fiscal year 2000, operating income was $0.9 million and $1.9 million for the three months ended March 31, 2001 and 2000, respectively. As a percentage of revenue, income from operations decreased to 4.0% in third quarter fiscal 2001 compared with 7.7% in the prior year. The decrease in operating income was due to the loss of higher margin accounts that occurred during the second half of fiscal 2000 due primarily to aggressive competitor pricing, continued sluggish customer demand in certain industries and higher costs.

         Interest Expense. Interest expense decreased to $0.8 million from $1.2 million for the three months ended March 31, 2001 and 2000, respectively. The decrease was primarily the result of lower average outstanding borrowings due to the proceeds from the recapitalization of Pentagon being used to repay debt.

         Provision for Income Taxes. The benefit for income taxes for the three months ended March 31, 2001 and 2000 reflects an effective rate of 8% and 40%, respectively. The benefit for income taxes for the three months ended March 31, 2001 reflects a charge of $2.9 million for a valuation allowance against our net deferred tax assets related to the operating loss carry-forward from the sale of Pentagon. Excluding the valuation allowance, our effective tax rate was 40%.


NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

         Basis of Presentation. Our analysis of the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000 utilizes actual information as presented above that has been adjusted to reflect the Filter segment as a discontinued operation. The information presented above with respect to the nine months ended March 31, 2000 excludes the operating results of Pentagon, which has been accounted for under the equity method of accounting for the nine months ended March 31, 2001. Pentagon accounted for $23.0 million of our revenues and $2.3 million of our income from operations for the nine months ended March 31, 2000.

         Revenues. Revenues decreased from $101.1 million to $74.4 million for the nine months ended March 31, 2000 and 2001, respectively. This decrease was primarily the result of the sale of Pentagon in July 2000. Excluding the results of Pentagon, revenue for the nine months ended March 31, 2000 was $78.1 million, which represents a 4.7% decrease in 2001 revenues from the prior year. The decrease in revenue was primarily attributable to the slowdown in the economy and its impact on many of the customers and industries that we serve.

         Cost of Services. Total cost of services was $50.6 million for the nine months ended March 31, 2001 compared with $65.1 million for the nine months ended March 31, 2000. Excluding Pentagon, cost of services as a percent of revenue increased from 65.2% in the prior year to 68.0% for the nine months ended March 31, 2001. This increase was due primarily to higher fuel and labor costs.

         Selling, General and Administrative Expenses. Total selling, general and administrative expenses were $13.7 million and $19.1 million for the nine months ended March 31, 2001 and 2000, respectively. Excluding Pentagon, selling, general and administrative expenses were $13.8 million for the nine months ended March 31, 2000. As a percentage of revenue, selling, general and administrative expenses increased from 17.6% to 18.4% for the nine months ended March 31, 2000 and 2001, respectively.

         Income (loss) from Operations. The loss from operations was $5.1 million for the nine months ended March 31, 2001 compared with operating income of $10.4 million for the nine months ended March 31, 2000. Excluding the special charges in fiscal 2001 and the results of Pentagon in fiscal 2000, operating income was $4.1 million and $8.1 million for the nine months ended March 31, 2001 and 2000, respectively. As a percentage of revenue, income from operations decreased to 5.5% in the nine months ended March 31, 2001 compared with 10.4% in the prior year. The decrease in operating income was primarily due to the same factors impacting the three months ended March 31, 2001.

         Interest Expense, net. Interest expense was $2.5 and $3.4 million for the nine months ended March 31, 2001 and 2000, respectively. The decrease was primarily the result of lower average outstanding borrowings due to the proceeds from the recapitalization of Pentagon being used to repay debt.


         Provision for Income Taxes. The benefit/provision for income taxes for the nine months ended March 31, 2001 and 2000 reflects an effective rate of 1% and 40%, respectively. The benefit for income taxes for the nine months ended March 31, 2001 reflects a charge of $2.9 million for a valuation allowance against our net deferred tax assets related to the operating loss carry-forward from the sale of Pentagon. Excluding the valuation allowance, our effective tax rate for the nine months ended March 31, 2001 was 40%.


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


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, we had cash and cash equivalents of $142,000 and working capital of $2.9 million. During the nine months ended March 31, 2001, operating activities provided $2.4 million of cash and we made capital investments of $4.9 million.

         During October 1999, we entered into a $100.0 million revolving credit facility with our principal banks and two additional banks. On August 30, 2000, because of decreased borrowing needs, we reduced the availability under our revolving credit facility to $70.0 million. The revolving credit facility terminates in October 2002, subject to extension by the banks each year on the anniversary of the agreement. Under the terms of our current credit facility, the entire $70.0 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowing under our current credit facility is at rates, based on the prime or Eurodollar rate, that we believe to be very favorable. Availability of borrowing is subject to the maintenance of a minimum level of net worth, certain levels of interest coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization that we believe will not affect the availability of borrowings under our current credit facility. As of March 31, 2001, borrowings under the current credit facility were $63.5 million.

         In May, 2001, we amended our revolving credit facility based on the impending sale of the Filter segment. The amendment to our revolving credit facility reset the financial covenants for the third quarter of fiscal 2001 and future periods. Upon the earlier of August 10, 2001 or the completion of the sale, available borrowings under the facility will be reduced from $70.0 million to between $45.0 and $47.5 million, depending on the final net proceeds from the sale of the Filter segment.

INFLATION

         The effects of inflation on our operations were not significant during the periods presented in the Consolidated Financial Statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. Our primary market risk exposure relates to interest rate risk. We had a balance of $63.5 million on our revolving credit facility at March 31, 2001, which is subject to a variable rate of interest based on the prime or Eurodollar rate. Assuming borrowings at March 31, 2001, a one hundred basis point change in interest rates would impact net interest expense by approximately $635,000 per year.

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

                  4(d)     Third Amendment to Credit Agreement, dated as of
                           May 11, 2001, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, and SunTrust Bank.

                 10 Stock Purchase Agreement, dated as of May 10, 2001, by and among MPW Industrial Services Group, Inc., MPW Management Services Corp., CLARCOR Filtration Products, Inc. and CLARCOR Inc.

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

                                 MPW INDUSTRIAL SERVICES GROUP, INC.,
                                 an Ohio corporation


Dated: May 15, 2001              By: /s/ Richard R. Kahle
      --------------                ------------------------------------------
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

     4(d) Third Amendment to Credit Agreement, dated as of May 11, 2001, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association and SunTrust Bank.

    10 Stock Purchase Agreement, dated as of May 10, 2001, by and among MPW Industrial Services Group, Inc., MPW Management Services Corp., CLARCOR Filtration Products, Inc. and CLARCOR Inc.