Form 10-K
period 2001-06-30
MPW INDUSTRIAL SERVICES GROUP INC
filed 2001-09-28
CIK 1047098

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                            ------------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                to

                        Commission File Number: 0-23335
                      MPW INDUSTRIAL SERVICES GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                                      OHIO
                          (State or other jurisdiction
                       of incorporation or organization)
                    9711 LANCASTER ROAD, S.E., HEBRON, OHIO
                    (Address of principal executive offices)
                                   31-1567260
                                 (IRS Employer
                              Identification No.)
                                     43025
                                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (740) 927-8790

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK, WITHOUT PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to them best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 24, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $5,502,308.*

     The number of shares of Common Stock outstanding on September 26, 2001, was 10,939,957 shares.

     The Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 13, 2001 is incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

                                ---------------

* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities law formatting
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10

                               PART II
Item 5.   Market for Common Equity and Related Stockholder Matters....   11
Item 6.   Selected Consolidated Financial Data........................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7a.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   18
Item 8.   Financial Statements and Supplementary Data.................   19
Item 9.   Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure........................................   36

                               PART III
Item 10.  Directors and Executive Officers............................   37
Item 11.  Executive Compensation......................................   37
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   37
Item 13.  Certain Relationships and Related Transactions..............   37

                               PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   38
SIGNATURES............................................................   40
EXHIBIT INDEX.........................................................   41

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

ITEM 1.  BUSINESS

BUSINESS

     MPW Industrial Services Group, Inc., and its subsidiaries (the "Company") is a leading provider of integrated, technically-based industrial cleaning and related facilities support services to a broad array of industries, primarily in North America. MPW offers three principal service lines that are integral to a wide variety of manufacturing processes. These three service lines are industrial cleaning and facility maintenance, industrial container cleaning and industrial process water purification. Combined, these three service lines represent the Industrial Facilities Support Services business.

RECENT DEVELOPMENTS

     Sale of the Facility Services Group. The Company had previously announced its intention to sell the Facility Services Group, which was defined as the Industrial Filtration Products and Services ("Filter") group along with the labor support business of its Industrial Cleaning and Facility Maintenance division (the "Facility Support Division") each of which represented separate segments under APB 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. On May 11, 2001 the Company announced that it was only selling the Filter group. Discontinued operations includes Filter group net sales that totaled $58.6 million and $58.4 million for the years ended June 30, 2000 and 2001, respectively.

     On June 4, 2001, the Company completed the sale of the Filter group to CLARCOR Inc., a filter manufacturer. In connection with the sale, the Company recorded an estimated net loss of $6.8 million (net of related tax benefits of $1.3 million) in the third quarter of fiscal year 2001, inclusive of all selling and professional services expenses. Under the terms of the agreement, the purchase price was approximately $31.0 million, subject to final closing adjustments. The net proceeds were used to repay a portion of the Company's debt.

     The Facility Support Division has been retained by the Company and included as part of the Industrial Facilities Support Services business. As a result, all current and prior results of operations have been restated to reflect the Facility Support Division as part of continuing operations in accordance with EITF 90-16, Accounting for Discontinued Operations Subsequently Retained. See
Note 3 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

     Management. Ira Kane, President and Chief Operating Officer of the Company resigned in June 2001, to pursue new leadership challenges elsewhere. In addition, C. Douglas Rockwell, Vice President, General Manager of Industrial Water and Container Cleaning resigned in August 2001.

INDUSTRIAL FACILITIES SUPPORT SERVICES BUSINESS

     Industrial Cleaning and Facility Maintenance. The Company believes that it is a leading provider of industrial cleaning and facility maintenance in the midwestern and southeastern United States. The Company provides industrial cleaning of, and facility maintenance services to, critical operating equipment for industrial customers primarily at their facilities. The typical industries served by this service line include the automotive, utility, chemical, pulp and paper, manufacturing and steel industries. The Company provides industrial cleaning and facility maintenance services on both a daily recurring basis and a project-by-project basis, as well as pursuant to longer-term arrangements. The Company's services principally include: dry vacuuming, wet vacuuming, industrial power washing, water blasting, ultra-high pressure water blasting, cryojetic cleaning and chemical cleaning. These services have been provided for over 29 years.

     The Facility Support Division of the industrial cleaning and facility maintenance service line provides support to customers' ongoing maintenance of their facilities as well as cleaning services that help customers to maximize the performance of their production processes through effective cleaning, leading to increased efficiency and productivity in their facilities.

     Industrial Container Cleaning. The Company believes that it is a leading container cleaner for automotive paint manufacturers in North America. The automotive industry uses paint resin containers (called "totes") in the vehicle painting process. Totes are large portable stainless steel or aluminum containers that are filled with paint resin and are refilled after cleaning services are provided. The Company also provides container cleaning services to various other industrial customers. This service line uses patented cleaning systems to perform services from two primary processing facilities located in Detroit, Michigan and Cleveland, Ohio.

     Industrial Process Water Purification. The Company believes that it is a leading provider of industrial process water purification trailers in the midwestern United States on both a scheduled and emergency basis. The Company provides pure feed water to customers primarily in the utility, steel, manufacturing and automotive industries. The Company's mobile fleet of equipment allows customers to process pure feed water on either a temporary or permanent on-site basis. The Company can also provide water purification equipment on an emergency response basis when customers' existing water purification systems are temporarily out of service or cannot meet the existing demand. The Company also offers purified water service exchange services that involve the delivery and pickup of smaller tanks of purification media and are an economical solution for small quantity requirements.

MARKETING

     The Company's marketing and sales efforts focus on increasing the volume of current services provided to existing customers, actively cross-marketing additional services to existing customer base and developing new customer relationships.

     Increasing the Volume of Services Provided. The Company has full-time account managers assigned to and stationed in customers' facilities where the Company performs work on an on-going basis. The Company also has division managers that serve in a similar capacity in geographic areas in which it serves several customers. In each case, these account and division managers are responsible for the maintenance of existing customer relationships and are in a position to actively identify new opportunities within these facilities for additional business. Monte R. Black and each of the leaders of the Company's divisions are actively involved in supporting the efforts of these managers and regularly attend meetings at customer facilities and visit work-sites within these facilities. Account managers and division managers are provided incentives, both short and long-term, to continue to grow their businesses and to seek cross-marketing opportunities within the facilities they serve.

     Cross-Marketing. Each of the Company's divisions has a strong management team that is responsible for ensuring that customer relationships are built on a foundation of high-quality, responsive service. The Company's senior management team actively develops a thorough understanding of customers' outsourcing needs and make every effort to present innovative solutions to meet these needs. Once a cross-marketing opportunity has been identified, the technical and sales leadership of the division being marketed takes the lead in supporting the sales effort to the customer

     Developing New Customer Relationships. The Company attempts to visit and communicate with facilities that it does not actively serve on a recurring basis. The Company presently has sales managers located in our offices throughout the United States and uses these individuals to manage the majority of these efforts. The Company supports the efforts of this sales force by involving account, division and business unit managers in circumstances where the Company has identified a strong opportunity to provide services. The Company also markets MPW's reputation and capabilities to plant management within these facilities and to the corporate management of these companies. In these cases, either Monte R. Black or other members of the senior management team may participate in sales presentations.

CUSTOMERS

     During fiscal 2001, the Company had sales to more than 800 customers with the ten largest customers representing 34.2% of revenues.

     A substantial portion of the business operations are performed within customers' facilities utilizing the Company's personnel and equipment to clean or maintain their critical operating equipment. From these customers, the Company typically receives most orders for services on a job-by-job basis. In some instances, the Company maintains equipment at the locations of customers that have issued to us blanket purchase orders for the provision of services over an extended period. These blanket orders do not obligate the customer to purchase a specified dollar amount of services. Blanket orders permit the Company to be contracted to perform services when needed. These blanket orders, in combination with the location of the Company's personnel and equipment, allow the Company to expedite responses to a particular customer's needs and may constitute a competitive advantage versus service providers without on-site equipment. The Company provides services primarily at prescribed rates or based upon competitive bidding and in some cases through direct negotiation with the customer. In certain instances, the Company has developed an ongoing daily or weekly presence within customers' facilities that results in a consistent level of service revenues. However, the Company generally does not have any meaningful backlog of service orders and does not consider backlog to be an important indicator of future performance.

     In certain fixed-base facilities of the Company, it cleans industrial paint containers used by automobile paint manufacturers. The customers for whom the Company does this cleaning typically execute long-term agreements or blanket orders that provide for consistent levels of business. In these circumstances, the Company regularly communicates with such customers to identify and plan for expected turnaround times and delivery schedules.

EMPLOYEES

     As of June 30, 2001, the Company employed over 1,400 full-time employees. The Company's subsidiary based in Detroit, Michigan, which is unionized, employed approximately 60 of these employees. The Company's other employees do not belong to unions. The Company has not experienced any work stoppages and believes that relations with its employees are good.

SAFETY, TRAINING AND QUALITY ASSURANCE

     Performance of many of the Company's services requires the use of equipment and exposure to conditions that can be dangerous. Although the Company is committed to a policy of operating safely and prudently, it has been and is subject to claims by employees, customers and third parties for property damage and personal injuries resulting from the performance of services. To minimize these risks, the Company has adopted broad training and educational programs and comprehensive safety policies and regulations. The Company requires that all operational personnel complete applicable safety courses mandated by the Occupational Safety and Health Administration, Environmental Protection Agency, Department of Transportation and Mine Safety and Health Administration in areas including hazard communication, protective equipment, confined space entry, first aid, decontamination procedures and emergency response. In addition to these mandated training courses, the Company requires that water blast, dry and wet vacuum and power wash operations personnel complete an MPW-designed hands-on skill training program prior to commencing these activities. Management regularly monitors compliance with regulations set forth by the Occupational Safety and Health Administration and the other regulatory authorities and is responsible for directing the overall safety, training, quality assurance and environmental compliance programs. In addition, most of the Company's service facilities have a designated safety/training manager who has responsibility for overseeing safety policies and procedures at the facility.

COMPETITION

     The Company believes that the principal competitive factors are experience, capability, customer responsiveness and price competitiveness. The Company believes that its principal competitive advantages are technically based services, ongoing customer relationships, customer responsiveness and quality of operational personnel. The Company positions itself competitively as a value leader and not a price leader, though it remains necessary for the Company to price services at levels where customers will achieve cost savings versus performing the same services themselves.

     The market for industrial services is highly fragmented. There are many competitors in each of the Company's service lines, but the Company does not believe that there is any competitor that offers the range of services that the Company can offer. Each service line competes with a number of companies in substantially all of the regions in which they operate.

     The industrial cleaning and maintenance service line competes with large national or regional firms that are typically divisions or subsidiaries of engineering, construction or other service firms and a large number of private firms with relatively few customer relationships, and the industrial water purification line competes with large national water purification firms in its midwestern market and also with smaller regional competitors. The Company believes it is a leading provider of container cleaning services to the automotive paint manufacturers in North America, but competes with smaller private companies in this market.

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

     As part of the industrial cleaning services, the Company provides support to customers for the management of their hazardous materials and other contaminants generally in the form of assisting in the movement of these materials within customers' facilities and, occasionally, assisting customers in the logistics of transporting hazardous materials, including advising customers on the completion of waste manifests and providing customers with information regarding permitted disposal facilities. The Company does not transport or dispose of these hazardous materials, and attempts to not take regulatory responsibility for hazardous materials. The Company attempts to avoid any regulatory responsibility by not taking title to any wastes as defined in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act of 1976 and the Superfund Amendments and Reauthorization Act.

     As part of the industrial container cleaning operations, the Company manages some solvents used in the cleaning process. Once they are used, these solvents are sent by licensed transporters to licensed recycling facilities. The Company does not believe that its current activities are subject to the regulations pertaining to hazardous waste treatment, storage or disposal facilities or transporters of these wastes.

     The Company's employees typically work within the customer's operating facilities. These work environments generally do not expose the customer's employees or the Company's' employees to hazardous materials beyond levels allowed by applicable regulations. The Company's employees also generally do not perform work that requires any direct contact with harmful materials. Occasionally, as part of the Company's support services, employees may, at a customer's request, move hazardous materials within the customer's facility. In addition, some of the Company's more specialized cleaning procedures may require employees to work near hazardous materials. Before any of this type of work is commenced, however, a complete survey of the material is performed and a health and safety plan with respect to the material is developed and implemented. Employees are required to perform this type of work only with the proper protective equipment and training.

     The Company maintains a full-time staff of safety and environmental specialists to ensure that personnel operate in safe conditions and is properly protected against harmful exposure. The staff of specialists design training materials, develop safety and environmental policies and materials, conduct training classes for employees regarding compliance with governmental regulations and the Company's procedures, conduct environmental and safety audits at work sites and monitor safety and environmental compliance at onsite customer locations.

     The Company believes that it has obtained the permits and licenses required to perform business and believes that it is in substantial compliance with all federal, state and local laws and regulations governing the Company's business. To date, the Company has not been subject to any significant fines, penalties or other liabilities under these laws and regulations. However, no assurance can be given that future changes in these law and regulations, or interpretations thereof, will not have an adverse impact on the Company's operations.

INSURANCE

     Much of the work the Company performs is pursuant to contracts that require the Company to indemnify the customer for injury or damage occurring on the work site. The terms of these indemnity agreements vary, but generally they provide that the Company is required to indemnify the customer for losses resulting from or incurred in connection with actions in providing services whether or not the Company has been negligent. Liability for these indemnification claims is covered primarily by the Company's insurance policies.

     Although the Company believes that its insurance coverage is consistent with industry practice, there are exclusions for matters of environmental pollution and other types of environmental damage claims. An uninsured or partially insured claim, if successful and of sufficient magnitude, could have a material adverse effect on the Company or its financial condition.

INVESTMENT CONSIDERATIONS

     The Company Faces the Competitive Pressures of a Highly Fragmented Industry. The industrial services industry is highly competitive and fragmented. Companies compete on the basis of the quality of services provided, responsiveness to customers, ability to provide services, range of services offered and price. One or more of the larger national or regional industrial services companies, as well as numerous local industrial services companies of varying sizes and resources, serve each of the geographic markets in which the Company competes or will likely compete. The larger industrial services companies may have significantly greater financial and other resources than the Company. In addition, many smaller industrial services companies exist or are formed to serve only one or relatively few customers. From time to time, these or other competitors may reduce the price of their services in an effort to expand market share or protect existing business. These practices may either require the Company to reduce the pricing of services or lose business. The Company expects that competition will remain high or increase in the future, and the Company cannot be certain that it will continue to compete successfully.

     The Company May Be Adversely Affected if Customers Reduce Their Outsourcing or Use Preferred Vendors. The Company's business and growth strategies depend in large part on the continuation of a trend toward outsourcing industrial services. The decision to outsource depends upon customer perceptions that outsourcing may provide higher quality services at a lower overall cost and permit customers to focus on core business activities. The Company cannot be certain that this trend will continue or not be reversed or that customers that have outsourced functions will not decide to perform these functions themselves. In addition, labor unions representing employees of some of the Company's current and prospective customers have generally opposed the outsourcing trend and sought to direct to union employees the performance of the types of services we offer. In addition, management has identified a trend among some of customers toward the retention of a limited number of preferred vendors to provide all or a large part of their required facility services. The Company cannot be certain that this trend will continue or not be reversed or, if it does continue, that we will be selected and retained as a preferred vendor to provide these services. Adverse developments with respect to either of these trends could have a material adverse effect on the business, results of operations and financial condition.

     The Company Would Be Adversely Affected If Key Customers Are Lost. In fiscal 2001, the Company's ten largest customers represented 34.2% of total revenues. Customers may terminate or modify substantially all arrangements to perform services for them at will and without penalty. The loss of, and failure to replace the revenues from, one or more large customers or the loss of a significant number of customers could have a material adverse effect on the business, results of operations and financial condition.

     The Business Cycles of Our Customers Could Adversely Affect Revenues. Many significant customers of the Company operate in industries, such as the automotive, steel, manufacturing, pulp and paper and utilities industries, which are subject to work stoppages and slowdowns and have historically shown sensitivity to recessions and other adverse conditions in the general economy. In fiscal 2001, we generated 21.9% of our revenues from automotive manufacturers. A general or regional economic downturn or a work stoppage at one of the Company's significant customers could have a material adverse effect on the business, results of operations and financial condition.

     The Company May Be Adversely Affected If It Is Unable To Maintain An Adequate Workforce. The business is labor intensive and could be adversely affected if the Company fails to maintain an adequate workforce. A large majority of the workforce is comprised of hourly workers and incurs substantial expenses for recruiting and training new personnel. The current low unemployment rate in some geographic areas in which the Company operates has contracted the labor pool available in those areas. The Company has historically experienced a high level of turnover, and there can be no assurance that it will be able to successfully attract and retain employees. As a result of a shortage in the supply of hourly workers, the Company may not be able to maintain a labor force adequate to operate efficiently, labor expenses may increase or the Company may have to curtail its growth strategy.

     The Company May Not Be Able To Manage Its Growth. In the past, the Company has experienced periods of rapid growth, both through internal expansion of products and services and acquisitions. The Company cannot be certain that its systems, procedures and controls will be adequate to support its operations if they expand. The Company's growth to date has placed, and could continue to place, significant demands on administrative and operational resources. The Company may not be able to grow effectively or manage any growth successfully, and the failure to do so could have a material adverse effect on the business, financial condition and results of operations.

     The Company May Not Be Able To Successfully Manage Acquisitions. The Company cannot be sure that it can add new businesses to its existing operations without substantial costs, delays or other operational or financial problems. Acquisitions involve a number of special risks that could materially and adversely affect the business, financial condition and results of operations. For example, these risks include a failure to maintain customer relationships and the diversion of management's attention from operational matters. The Company also could be affected by the inability to retain key personnel of the acquired businesses and risks associated with unanticipated events or liabilities. Customer dissatisfaction or performance problems at one of the acquired businesses could materially and adversely affect the reputation of the entire company.

     The Quarterly Results Fluctuate Which May Impact The Company's Stock Price. The quarterly results of operations may fluctuate as a result of a number of factors over which the Company has no control, including customers' budgetary constraints, the timing and duration of our customers' planned maintenance activities and shutdowns and changes in competitors' pricing policies. Also, some operating and fixed costs remain relatively constant throughout the fiscal year, which when offset by differing levels of revenues, may result in fluctuations in quarterly operating results.

     A Failure to Retain Senior Management Could Have An Adverse Effect On The Business. The business is largely dependent upon the efforts of the members of the senior management team, particularly Monte R. Black, Chairman of the Board, Chief Executive Officer and Chief Operating Officer. If this executive officer or other officers of MPW do not continue in their present positions, or if a material number of other managers fail to continue with MPW, the business could be adversely affected.

     The Concentration of Voting Power and Legal Barriers May Limit Takeover Opportunities. Effective control of MPW by Monte R. Black, Chairman, Chief Executive Officer and Chief Operating Officer, as well as statutory provisions of Ohio law and our Articles of Incorporation and Code of Regulations, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or changes in management of MPW, including transactions in which shareholders might otherwise receive a premium over the then current market price for their shares.

     Voting Control

          Mr. Black owns beneficially, directly and indirectly, approximately 57.4% of the outstanding common stock. Accordingly, Mr. Black will be able to exercise effective control over MPW's affairs, the election of individuals to the Board of Directors and the outcome of other matters submitted to a vote of shareholders.

     Articles of Incorporation and Code of Regulations

          The Company's Articles of Incorporation and Code of Regulations include the requirement of certain supermajority votes and the establishment of certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders' meetings. The Board of Directors also has authority to issue one or more series of preferred stock without further shareholder approval and upon terms it determines. Issuance of preferred stock could adversely affect holders of the common stock in the event of liquidation or delay, defer or prevent an attempt to obtain control of MPW by means of a tender offer, merger, proxy contest or otherwise.

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

     Environmental Risks Could Adversely Affect The Business. Although the Company attempts not to take responsibility for, nor transport or dispose of, hazardous materials generated by customers in the normal course of business, the Company does provide support to customers for the management of their hazardous materials. This support includes some on-site movement and packaging of customers' hazardous materials and logistical support for customers' transportation and disposal of hazardous materials. In addition, some of the Company's more specialized cleaning procedures may require employees to work near hazardous materials. In performing these services, the Company could potentially be liable to third parties or their employees for various claims for property damage or personal injury stemming from a release of hazardous substances or otherwise. Personal injury claims could arise contemporaneously with performance of the work or long after completion of the project as a result of alleged exposure to toxic substances. A large number of these claims or one or more claims that results in a significant liability to the Company could have a material adverse effect on the business, results of operations and financial condition.

     The Company May Be Adversely Affected if It Expands International Operations. The Company generates a portion of revenues from services provided outside of the United States. The Company may increase its presence outside of the United States. Conducting business outside of the United States is subject to various risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and greater difficulty in accounts receivable collection.

ITEM 2.  PROPERTIES

FACILITIES

     The Company currently services customers through its Hebron, Ohio headquarters and over 38 branch locations in 13 states plus Canada. The Company owns a 22,000 square foot building in Hebron, Ohio, which serves as its principal executive offices and an industrial container cleaning facility in Cleveland, Ohio. Many of the Company's locations are leased facilities ranging from 3,000 to 37,400 square feet at which the Company houses equipment and maintains a small sales and administrative staff. Each industrial cleaning branch location is equipped to perform minor equipment maintenance. The Company leases office space and its main fabrication, maintenance and training facility in Hebron, Ohio, consisting of approximately 67,000 square feet, its industrial water facilities located in Newark, Ohio, consisting of approximately 32,000 square feet, and its industrial container cleaning facility located in Chesterfield, Michigan, consisting of approximately 36,000 square feet, from related parties. See "Item 13. Certain Relationships and Related Transactions."

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

     Monte R. Black (age 51). Mr. Black originally founded the Company in 1972 and has served as Chief Executive Officer and Chairman of the Board of Directors since that time.

     C. Douglas Rockwell (age 49). Mr. Rockwell joined the Company in March 1999 and was appointed Vice President, New Business Strategies in July 1999. In June 2001, Mr. Rockwell was appointed Vice President, General Manager of Industrial Water and Container Cleaning. Prior to joining the Company, Mr. Rockwell served as Manager, Global Service Business Development from 1996 until 1999 and Manager, LMS-Leasing from 1994 to 1996 for GE Transportation Systems, a subsidiary of General Electric Corporation, a diversified industrial corporation, and before 1994 served in various capacities for Southern Pacific Lines, a railway company. Mr. Rockwell resigned from the Company in August 2001.

     Richard R. Kahle (age 37). Mr. Kahle joined the Company in September 2000 and was appointed Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Kahle served in the following capacities for Banc One Corporation, a bank holding company, from January 1997 until September 2000:
(i) senior vice president -- finance, consumer lending division; (ii) manager of financial planning and analysis -- consumer lending division; (iii) national accounting director; (iv) director of financial reporting; and (v) corporate accounting manager. Before joining Banc One Corporation, from December 1994 until December 1996, Mr. Kahle was the manager of financial accounting for Clopay Corporation, a manufacturing company, and from August 1990 until December 1994, Mr. Kahle was the supervisor of financial reporting for Borden, Incorporated, a manufacturer of chemicals, packaged foods, housewares and consumer adhesives. Prior to joining Borden, Incorporated, Mr. Kahle was employed by Deloitte & Touche, a public accounting firm.

     James P. Mock (age 56). Mr. Mock joined the Company in October 1996 as Vice President and General Manager of the Northern Region, Industrial Cleaning. In July 1997, Mr. Mock was appointed Vice President and General Manager of Industrial Cleaning and Facility Maintenance. From 1984 until joining the Company, Mr. Mock served in various general management and executive positions for a leading environmental services company and its successors.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market ("NASDAQ") under the symbol "MPWG". As of September 26, 2001, the Company had approximately 87 shareholders of record. The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company's Common Stock as reported on NASDAQ:

                                                                PRICE RANGE
                                                              ---------------
                                                               HIGH      LOW
                                                              ------    -----
FISCAL 2001
------------
First Quarter...............................................  $ 8.06    $3.44
Second Quarter..............................................    2.63     1.00
Third Quarter...............................................    1.88     1.00
Fourth Quarter..............................................    1.63     1.19

FISCAL 2000
------------
First Quarter...............................................  $11.00    $7.13
Second Quarter..............................................    9.31     7.00
Third Quarter...............................................    8.13     5.50
Fourth Quarter..............................................    8.25     4.94

     The Company anticipates that all future earnings will be retained to finance operations and for the growth and development of the business. Accordingly, the Company does not currently anticipate paying cash dividends on its Common Stock. The payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on the results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board of Directors deem relevant. The Company's credit facility contains covenants that prohibit the payment of cash dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data below has been adjusted to reflect the Facility Support Division as part of continuing operations and the Filter group as a discontinued operation for all periods presented. The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                    YEAR ENDED JUNE 30,
                                                   ------------------------------------------------------
                                                    1997       1998        1999        2000        2001
                                                   -------    -------    --------    --------    --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.........................................  $61,616    $71,369    $104,151    $134,995    $ 98,712
Costs and Expenses:
  Cost of services...............................   39,905     46,106      66,777      86,677      66,794
  Selling, general and administrative expenses...   11,927     13,848      19,695      25,676      17,355
  Depreciation and amortization..................    3,573      3,253       6,232       8,943       7,968
  Deferred stock option compensation (1).........    2,764      3,415          --          --          --
  Special charges................................       --         --          --          --       9,235
                                                   -------    -------    --------    --------    --------
  Total costs and expenses.......................   58,169     66,622      92,704     121,296     101,352
                                                   -------    -------    --------    --------    --------
Income (loss) from continuing operations.........    3,447      4,747      11,447      13,699      (2,640)
Interest expense, net............................      939        628       2,568       4,797       2,987
Loss on sale of subsidiary.......................       --         --          --       7,247          --
Minority earnings................................      207        119          --          --          --
                                                   -------    -------    --------    --------    --------
Income (loss) from continuing operations before
  income taxes and equity in earnings of
  affiliate......................................    2,301      4,000       8,879       1,655      (5,627)
Provision (benefit) for income taxes (2).........      707       (356)      3,552         661         697
                                                   -------    -------    --------    --------    --------
Income (loss) from continuing operations before
  equity in earnings of affiliate................    1,594      4,356       5,327         994      (6,324)
Equity in earnings of affiliate, net of tax......       --         --          --          --         233
                                                   -------    -------    --------    --------    --------
Net income (loss) from continuing operations.....    1,594      4,356       5,327         994      (6,091)
Income (loss) from discontinued operations, net
  of tax.........................................      566      1,037       1,565       1,559      (9,685)
                                                   -------    -------    --------    --------    --------
Net income (loss)................................  $ 2,160    $ 5,393    $  6,892    $  2,553    $(15,776)
                                                   =======    =======    ========    ========    ========
Net income (loss) per share:
  Continuing operations..........................                        $   0.49    $   0.09    $  (0.56)
  Discontinued operations........................                            0.15        0.14       (0.88)
                                                                         --------    --------    --------
Net income (loss) per share......................                        $   0.64    $   0.23    $  (1.44)
                                                                         ========    ========    ========
Net income (loss) per share, assuming dilution:
  Continuing operations..........................                        $   0.46    $   0.09    $  (0.56)
  Discontinued operations........................                            0.14        0.13       (0.88)
                                                                         --------    --------    --------
Net income (loss) per share, assuming dilution...                        $   0.60    $   0.22    $  (1.44)
                                                                         ========    ========    ========
Weighted average common shares outstanding.......                          10,734      10,890      10,939
Weighted average common shares outstanding,
  assuming dilution..............................                          11,521      11,476      10,939
PRO FORMA INFORMATION (3):
  Income from continuing operations before income
    taxes as reported............................  $ 1,594    $ 4,356
  Pro forma taxes on income......................      638      1,742
                                                   -------    -------
  Pro forma income from continuing operations....      956      2,614
  Discontinued operations, net of income taxes...      566      1,037
                                                   -------    -------
  Pro forma net income...........................  $ 1,522    $ 3,651
                                                   =======    =======
  Pro forma net income per share:
    Continuing operations........................  $  0.15    $  0.30
    Discontinued operations......................     0.10       0.12
                                                   -------    -------
  Net income per share...........................  $  0.25    $  0.42
                                                   =======    =======
  Pro forma net income per share, assuming
    dilution:
    Continuing operations........................  $  0.15    $  0.28
    Discontinued operations......................     0.08       0.11
                                                   -------    -------
  Net income per share, assuming dilution........  $  0.23    $  0.39
                                                   =======    =======
  Pro forma weighted average shares
    outstanding..................................    6,200      8,604
  Pro forma weighted average shares outstanding,
    assuming dilution............................    6,765      9,290

                                                                    YEAR ENDED JUNE 30,
                                                   ------------------------------------------------------
                                                    1997       1998        1999        2000        2001
                                                   -------    -------    --------    --------    --------
                                                                       (IN THOUSANDS)
Balance Sheet Data:
Working capital..................................  $ 4,070    $ 5,813    $ 15,187    $ 15,345    $  7,627
Net property and equipment.......................   23,241     27,295      39,125      47,407      39,513
Investment in affiliate..........................       --         --          --          --       7,198
Net assets of discontinued operations............    5,182     13,139      24,540      30,607          --
Total assets.....................................   43,693     68,464     135,231     162,079      90,467
Total debt and capital leases, including current
  maturities.....................................   14,732     16,741      65,671      83,188      31,891
Total shareholders' equity.......................   16,478     39,721      49,566      53,069      37,339

---------------

(1) Represents compensation expense related to the Company's obligation to repurchase securities issued under some of its stock option plans. This obligation terminated with the Company's initial public offering in fiscal 1998 ("the Offering").

(2) The provision for income taxes prior to the Offering reflects the treatment of a subsidiary of MPW as an S Corporation.

(3) Represents historical information adjusted only to reflect the recording of income taxes as if all subsidiaries of MPW had been taxed as a C Corporation prior to the Offering. See the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Item 1. Business -- Investment Considerations," the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

OVERVIEW

     Sale of the Facility Services Group. The Company had previously announced its intention to sell the Facility Services Group, which was defined as the Industrial Filtration Products and Services ("Filter") group along with the labor support business of its Industrial Cleaning and Facility Maintenance division (the "Facility Support Division") each of which represented separate segments under APB 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. On May 11, 2001 the Company announced that it was only selling the Filter group. Discontinued operations includes Filter group net sales that totaled $58.6 million and $58.4 million for the years ended June 30, 2000 and 2001, respectively.

     On June 4, 2001, the Company completed the sale of the Filter group to CLARCOR Inc., a filter manufacturer. In connection with the sale, the Company recorded an estimated net loss of $6.8 million (net of related tax benefits of $1.3 million) in the third quarter of fiscal year 2001, inclusive of all selling and professional services expenses. Under the terms of the agreement, the purchase price was approximately $31.0 million, subject to final closing adjustments. The net proceeds were used to repay a portion of the Company's debt.

     The Facility Support Division has been retained by the Company and included as part of the Industrial Facilities Support Services business. As a result, all current and prior results of operations have been restated to reflect the Facility Support Division as part of continuing operations in accordance with EITF 90-16, Accounting for Discontinued Operations Subsequently Retained. See
Note 3 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

     Management. Ira Kane, President and Chief Operating Officer of the Company resigned in June 2001, to pursue new leadership challenges elsewhere. In addition, C. Douglas Rockwell, Vice President, General Manager of Industrial Water and Container Cleaning resigned in August 2001.

     Special Charges. During the third quarter of fiscal year 2001, the Company recorded special charges of $9.2 million ($5.5 million net of tax), of which $6.6 million is non-cash. The following table sets forth the major components of the charge:

($ in millions)
Accounts receivable/bad debt................................   $4.5
Goodwill and other asset write downs........................    1.6
Workers compensation, financing fees and other..............    3.1
                                                               ----
                                                               $9.2
                                                               ====

     The $4.5 million charge for accounts receivable/bad debt primarily relates to an increase in the bad debt reserve as a result of bankruptcy filings by several customers, as well as the write-off of certain other accounts. Goodwill and other asset write-downs of $1.6 million primarily relate to an impairment charge for goodwill and the abandonment of certain capital projects and other assets. Workers compensation, financing fees and other of $3.1 million primarily consists of adverse workers compensation claim developments and retroactive premiums and claims assessments, financing fees associated with the amended revolving credit facility and severance charges. A portion of the severance payments have been paid as of June 30, 2001 and the remaining portion will be paid during fiscal 2002. See Note 5 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

     Privatization of Company. On August 22, 2000, the Company announced that a Special Committee of its Board of Directors had reached an agreement in principle with the Company's Chairman and Chief Executive Officer, Monte R. Black, pursuant to which Mr. Black would acquire the Company in a cash merger at $8.25 per share plus an additional amount if the sale of Facility Services generated proceeds in excess of targeted amounts. On September 27, 2000, the Company announced that Mr. Black had withdrawn his previously announced proposal to acquire the Company. Mr. Black advised the Company's Special Committee, which had been evaluating the proposal, that he withdrew the proposal primarily because he perceived uncertainty in the Company's core businesses due to sluggish customer demand from certain industries. Mr. Black also expected that the higher than anticipated level of current Company indebtedness, when added to the debt to be incurred to finance the privatization transaction, would adversely impact the Company if the privatization transaction were completed. See Note 2 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

     Operating results for fiscal 2001 were negatively impacted by charges for severance costs related to the resignation of certain officers.

     Recapitalization of Pentagon. On July 18, 2000, the Company sold a majority of its equity interest in Pentagon to Baird Capital Partners. The Company retained a 22.3% interest in the capital stock of Pentagon. See Note 4 to the Consolidated Financial Statements.

     In connection with this transaction, the Company received payments totaling $22.8 million, which were used to repay a portion of its debt. The June 30, 2000 financial statements include a $4.3 million accrued loss on sale of subsidiary, net of related tax benefits, to reduce the investment in Pentagon to 22.3% of Pentagon's equity upon completion of the recapitalization transaction. As a result of the reduction in ownership of Pentagon's capital stock to 22.3%, the remaining investment in Pentagon has been accounted for using the equity method of accounting.

     The third quarter of fiscal 2001 includes a non-cash tax charge of $2.9 million for a valuation allowance against the Company's net deferred tax assets related to the capital loss carry-forward from the sale of Pentagon.

     Income from continuing operations before equity in earnings of affiliate for the fiscal year ended June 30, 2000 includes the results of Pentagon. See
Note 4 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

GENERAL

     The Company primarily derives revenues from services under time and materials, fixed price and unit price contracts. The Company recognizes revenues from time and materials type contracts based on performance and efforts expended and records revenues from non-contract activities as it performs services or sells goods.

     Cost of services includes all direct labor, materials, subcontractor and other costs related to the performance of the Company's services. Cost of services also includes all costs associated with operating equipment, excluding depreciation and amortization.

     Selling, general and administrative expenses include management salaries, clerical and administrative overhead, professional services, costs associated with marketing and sales efforts and costs associated with information systems.

     Depreciation and amortization consists of depreciation of operating equipment and amortization of intangibles. Depreciation is calculated using the straight-line method over the estimated useful lives of property and equipment. Goodwill and other intangibles are amortized on a straight-line basis over periods not exceeding 25 years.

RESULTS OF OPERATIONS

     The following table sets forth selected statement of operations data for continuing operations as a percentage of revenues adjusted to exclude the revenues and expenses of Pentagon for the fiscal years ended June 30, 1999 and 2000:

                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                              1999     2000     2001
                                                              -----    -----    -----
Revenues....................................................  100.0%   100.0%   100.0%
Costs and expenses:
  Cost of services..........................................   63.5     64.9     67.7
  Selling, general and administrative expenses..............   17.9     17.9     17.6
  Depreciation and amortization.............................    6.1      7.0      8.1
  Special charges...........................................     --       --      9.3
                                                              -----    -----    -----
          Total costs and expenses..........................   87.5     89.8    102.7
                                                              -----    -----    -----
Income (loss) from operations...............................   12.5     10.2     (2.7)
  Interest expense, net.....................................    2.5      3.6      3.0
  Loss on sale of subsidiary................................     --      7.0       --
                                                              -----    -----    -----
Income (loss) from continuing operations before income taxes
  and equity in earnings of affiliate.......................   10.0     (0.4)    (5.7)
Provision (benefit) for income taxes........................    4.0     (0.1)     0.7
                                                              -----    -----    -----
Income (loss) from continuing operations before equity in
  earnings of affiliate.....................................    6.0%    (0.3)%   (6.4)%
                                                              =====    =====    =====

FISCAL 2001 COMPARED TO FISCAL 2000

     Basis of Presentation. The Company's analysis of fiscal 2001 compared to fiscal 2000 utilizes actual information as presented above that has been adjusted to reflect the Filter group as a discontinued operation. The information presented above also excludes the operating results of Pentagon, which has been accounted for under the equity method of accounting for the year ended June 30, 2001. Pentagon accounted for $30.9 million of revenues and $3.1 million of income from operations for fiscal 2000.

     Revenues. Revenues decreased to $98.7 million in fiscal 2001 from $135.0 million in fiscal 2000. This decrease was primarily the result of the sale of Pentagon in July 2000. Excluding the results of Pentagon, total revenues decreased $5.4 million, or 5.2%, in fiscal 2001. The decrease was primarily due to the slowdown in the economy and its impact on many of the customers and industries that the Company serves.

     Cost of Services. Cost of services decreased to $66.8 million in fiscal 2001 from $86.7 million in fiscal 2000. Excluding Pentagon, cost of services as a percentage of revenues increased to 67.7% in fiscal 2001 from 64.9% in fiscal 2000. This increase was due primarily to higher fuel and labor costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $17.4 million in fiscal 2001 from $25.7 million in fiscal 2000. Excluding Pentagon, selling, general and administrative expenses decreased $1.3 million in fiscal 2001 from fiscal 2000. As a percentage of revenue, selling, general and administrative expenses decreased to 17.6% in fiscal 2001 from 17.9% in fiscal 2000.

     Depreciation and Amortization. Depreciation and amortization expenses decreased to $8.0 million in fiscal 2001 from $8.9 million in fiscal 2000. Excluding Pentagon, depreciation and amortization expenses increased $0.7 million in fiscal 2001 from fiscal 2000. As a percentage of revenue, depreciation and amortization increased to 8.1% in fiscal 2001 from 7.0% in fiscal 2000. The increase was due primarily to asset additions considered to be strategic expenditures necessary for future growth.

     Income (loss) from Operations. The loss from operations was $2.6 million for fiscal 2001 compared with operating income of $13.7 million for fiscal 2000. Excluding the special charges and the results of Pentagon, operating income was $6.6 million and $10.6 million for fiscal 2001 and 2000 respectively. As a percentage of revenue, income from operations excluding special charges decreased to 6.7% in fiscal 2001 compared with 10.2% in the prior year. The decrease in operating income was due primarily to the loss of higher margin accounts that occurred during the second half of fiscal 2000 due to aggressive competitor pricing, continued sluggish customer demand in certain industries and higher costs.

     Interest Expense, Net. Interest expense decreased to $3.0 million in fiscal 2001 from $4.8 million in fiscal 2000. The decrease was primarily the result of lower average outstanding borrowings due to the proceeds from the recapitalization of Pentagon and the sale of the Filter group.

     Provision for Income Taxes. The provision for income taxes in fiscal 2001 reflects an effective rate of 12% compared to an effective rate of 40% in fiscal 2000. The fiscal 2001 provision for income taxes includes a $2.9 million charge for a valuation allowance against the Company's net deferred tax assets related to the capital loss carry-forward from the sale of Pentagon.

FISCAL 2000 COMPARED TO FISCAL 1999

     Basis of Presentation. The Company's analysis of fiscal 2000 compared to fiscal 1999 utilizes actual information as presented above that has been adjusted to reflect the Filter group as a discontinued operation. The information presented above also excludes the operating results of Pentagon, which has been accounted for under the equity method of accounting for the year-ended June 30, 2001. Pentagon accounted for $30.9 million and $13.0 million of revenues and $3.1 million and $31,000 of income from operations for fiscal 2000 and 1999, respectively.

     Revenues. Revenues increased to $135.0 million in fiscal 2000 from $104.2 million in fiscal 1999. Excluding Pentagon, revenues increased by $12.9 million, or 14.1%, to $104.1 million in fiscal 2000 from $91.2 million in fiscal 1999. The increase in revenues was due to acquisitions that had not been reported in results of operations for a full fiscal year.

     Cost of Services. Cost of services increased to $86.7 million in fiscal 2000 from $66.8 million in fiscal 1999. Excluding Pentagon, cost of services as a percentage of revenues increased to 64.9% in fiscal 2000 from 63.5% in fiscal 1999. The increase in cost of services was due to lower margins in the industrial cleaning and facility maintenance service line.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $25.7 million in fiscal 2000 from $19.7 million in fiscal 1999. Excluding Pentagon, selling, general and administrative expenses as a percentage of revenues remained flat at 17.9%.

     Depreciation and Amortization. Depreciation and amortization increased to $8.9 million in fiscal 2000 from $6.2 million in fiscal 1999. Excluding Pentagon, depreciation and amortization as a percentage of revenues increased to 7.0% in fiscal 2000 from 6.1% in fiscal 1999. This increase is a result of additional goodwill and other intangible assets arising out of acquisitions noted above and additional capital expenditures related to the Company's growth.

     Income from Operations. Income from operations increased to $13.7 million in fiscal 2000 from $11.4 million in fiscal 1999. Excluding Pentagon, income from operations decreased as a percentage of revenues to 10.2% in fiscal 2000 from 12.5% in fiscal 1999. The decrease in income from operations was due to the factors discussed above and as well as the effect of a General Motors strike experienced in late June of 1998 through July of 1998.

     Interest Expense, Net. Interest expense increased $4.8 million in fiscal 2000 from $2.6 million in fiscal 1999. This increase was the result of new borrowings primarily related to acquisitions.

     Provision for Income Taxes. The provision for income taxes in fiscal 2000 and fiscal 1999 reflects an effective rate of 40%.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill and is effective for any business combination that is completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the non-amortization provision of the Statement is expected to result in an increase in net income of approximately $300,000 ($0.03 per share) per year. The Company will adopt SFAS No. 142 in first quarter of fiscal 2003, but has not yet determined the impact, if any, of performing the impairment tests on goodwill and indefinite lived intangible assets.

QUARTERLY RESULTS AND SEASONALITY

     The Company's quarterly results of operations may fluctuate significantly as a result of a number of factors over which the Company has no control, including customers' budgetary constraints, the timing and duration of customers' planned maintenance activities and shutdowns, changes in competitors pricing policies and general economic conditions. Also, some operating and fixed costs remain relatively constant throughout the fiscal year that, when offset by differing levels of revenues, may result in fluctuations in quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had cash of $129,000 and working capital of $7.6 million. Cash provided by operating activities was $2.5 million for the year ended June 30, 2001, while cash used for capital investments was $6.5 million.

     During fiscal 2001, the Company received $22.8 million in conjunction with the recapitalization of Pentagon noted above and used those proceeds to repay a portion of its debt. After this payment, cost of borrowing under the credit facility was reduced by approximately fifty basis points. The Company also paid additional consideration of $2.7 million in cash in connection with several acquisition agreements that provide for additional consideration to be paid based on achievement of certain objectives.

     During fiscal 2001, the Company also completed the sale of the Filter group. Under the terms of the agreement, the purchase price was approximately $31.0 million, subject to final closing adjustments. The net proceeds were used to repay a portion of the Company's debt.

     In May, 2001, the Company amended its revolving credit facility based on the then impending sale of the Company's Filter group. The amendment to the revolving credit facility reset the financial covenants for the third quarter of fiscal 2001 and future periods and reduced available borrowings under the facility from $70.0 million to $47.5 million. Available borrowings may be further reduced to not less than $45.0 million, depending upon the final net proceeds from the sale of the Filter group. Borrowings under the credit facility at June 30, 2001 were $31.4 million.

     The revolving credit facility terminates in October 2002, subject to a one-year extension by the banks on the anniversary of the agreement and is secured by substantially all of the Company's assets. Under the terms of the current credit facility, the entire $47.5 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the current credit facility are at rates based on the Eurodollar market rate. Availability of borrowing is subject to the maintenance of a minimum level of net worth, certain levels of interest coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization that the Company believes will not affect the availability of borrowings under the current credit facility. The weighted average interest rate on the revolving credit facility was 8.6% for the year ended June 30, 2001.

INFLATION

     The effects of inflation on operations was not significant during the periods presented in the Consolidated Financial Statements.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. At June 30, 2001 the balance on the revolving credit facility was $31.4 million, which is subject to a variable rate of interest based on the prime or Eurodollar rate. The Company has hedged its exposure to changes in interest rates by fixing its rate of interest on $20.0 million of its variable rate revolving credit facility through an interest rate swap agreement. Assuming borrowings at June 30, 2001, a one hundred basis point change in interest rates would impact net interest expense by approximately $114,000 per year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
MPW Industrial Services Group, Inc.

     We have audited the accompanying consolidated balance sheets of MPW Industrial Services Group, Inc. and subsidiaries as of June 30, 2000 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPW Industrial Services Group, Inc. and subsidiaries at June 30, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                                  /s/ ERNST & YOUNG LLP

Columbus, Ohio
September 10, 2001

                      MPW INDUSTRIAL SERVICES GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       2001
                                                              --------    -------
ASSETS
Current assets:
  Cash......................................................  $    236    $   129
  Accounts receivable, net..................................    24,630     15,043
  Inventories...............................................     3,179      2,264
  Deferred income taxes.....................................     3,112      1,501
  Prepaid expenses..........................................     1,927      1,010
  Other current assets......................................     1,194      3,684
                                                              --------    -------
                                                                34,278     23,631
Property and equipment, net.................................    47,407     39,513
Noncurrent assets:
  Intangibles, net..........................................    49,250     20,087
  Investment in affiliate...................................        --      7,198
  Other assets..............................................       537         38
  Net assets of discontinued operations.....................    30,607         --
                                                              --------    -------
       Total assets.........................................  $162,079    $90,467
                                                              ========    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,375    $ 4,902
  Accrued compensation and related taxes....................     1,038      2,592
  Current maturities of long-term debt......................       250        284
  Accrued loss on sale of subsidiary........................     7,247         --
  Other accrued liabilities.................................     6,023      8,226
                                                              --------    -------
                                                                18,933     16,004
Noncurrent liabilities:
  Long-term debt............................................    82,938     31,607
  Deferred income taxes.....................................     5,939      5,517
                                                              --------    -------
                                                                88,877     37,124
Minority interest...........................................     1,200         --
Shareholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding...........        --         --
  Common stock, no par value; 30,000,000 shares authorized;
     10,929,257 and 10,939,957 shares issued and outstanding
     at June 30, 2000 and 2001, respectively................       109        109
  Additional paid-in capital................................    41,461     41,507
  Retained earnings (deficit)...............................    11,499     (4,277)
                                                              --------    -------
                                                                53,069     37,339
                                                              --------    -------
          Total liabilities and shareholders' equity........  $162,079    $90,467
                                                              ========    =======

  The accompanying notes are an integral part of these consolidated financial statements

                      MPW INDUSTRIAL SERVICES GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   YEAR ENDED JUNE 30,
                                                             --------------------------------
                                                               1999        2000        2001
                                                             --------    --------    --------
Revenues...................................................  $104,151    $134,995    $ 98,712
Costs and expenses:
  Cost of services.........................................    66,777      86,677      66,794
  Selling, general and administrative expenses.............    19,695      25,676      17,355
  Depreciation and amortization............................     6,232       8,943       7,968
  Special charges..........................................        --          --       9,235
                                                             --------    --------    --------
  Total costs and expenses.................................    92,704     121,296     101,352
Income (loss) from operations..............................    11,447      13,699      (2,640)
Interest expense, net......................................     2,568       4,797       2,987
Loss on sale of subsidiary.................................        --       7,247          --
                                                             --------    --------    --------
Income (loss) from continuing operations before income
  taxes and equity in earnings of affiliate................     8,879       1,655      (5,627)
Provision from income taxes................................     3,552         661         697
                                                             --------    --------    --------
Income (loss) from continuing operations before equity in
  earnings of affiliate....................................     5,327         994      (6,324)
Equity in earnings of affiliate, net of tax................        --          --         233
                                                             --------    --------    --------
Net income (loss) from continuing operations...............     5,327         994      (6,091)
Income (loss) from discontinued operations, net of tax.....     1,565       1,559      (9,685)
                                                             --------    --------    --------
Net income (loss)..........................................  $  6,892    $  2,553    $(15,776)
                                                             ========    ========    ========
Net income (loss) per share:
  Continuing operations....................................  $   0.49    $   0.09    $  (0.56)
  Discontinued operations..................................  $   0.15    $   0.14    $  (0.88)
                                                             --------    --------    --------
  Net income (loss) per share..............................  $   0.64    $   0.23    $  (1.44)
                                                             ========    ========    ========
Net income (loss) per share, assuming dilution:
  Continuing operations....................................  $   0.46    $   0.09    $  (0.56)
  Discontinued operations..................................  $   0.14    $   0.13    $  (0.88)
                                                             --------    --------    --------
  Net income (loss) per share, assuming dilution...........  $   0.60    $   0.22    $  (1.44)
                                                             ========    ========    ========
Weighted average shares outstanding........................    10,734      10,890      10,939
Weighted average shares outstanding, assuming dilution.....    11,521      11,476      10,939

  The accompanying notes are an integral part of these consolidated financial statements.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                 (IN THOUSANDS)

                                                        COMMON STOCK      ADDITIONAL    RETAINED
                                                      ----------------     PAID-IN      EARNINGS
                                                      SHARES    AMOUNT     CAPITAL      (DEFICIT)
                                                      ------    ------    ----------    ---------
Balance at July 1, 1998.............................  10,497     $105      $37,591       $ 2,025
  Net income........................................      --       --           --         6,892
  Issuance of common stock:
     Acquisitions...................................     272        3        2,847            --
     Stock plans....................................      16       --           93            --
  Deferred translation adjustment...................      --       --           --            10
                                                      ------     ----      -------       -------
Balance at June 30, 1999............................  10,785      108       40,531         8,927
  Net income........................................      --       --           --         2,553
  Issuance of common stock:
     Acquisitions...................................      86        1          827            --
     Stock plans....................................      58       --          103            --
  Deferred translation adjustment...................      --       --           --            19
                                                      ------     ----      -------       -------
Balance at June 30, 2000............................  10,929      109       41,461        11,499
  Net loss..........................................      --       --           --       (15,776)
  Issuance of common stock:
     Stock plans....................................      11       --           46            --
                                                      ------     ----      -------       -------
Balance at June 30, 2001............................  10,940     $109      $41,507       $(4,277)
                                                      ======     ====      =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                               1999       2000        2001
                                                              -------    -------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ 6,892    $ 2,553    $(15,776)
Adjustments to reconcile net income (loss) to net cash (used
  in) provided by operating activities:
  Depreciation..............................................    5,008      7,047       7,147
  Amortization..............................................    1,838      2,781       1,762
  Equity in earnings of affiliate...........................       --         --        (233)
  Loss on disposals of assets...............................       70        277          89
  Non-cash special charge (continuing and discontinued
     operations) and loss on sale of subsidiary.............       --      7,247      10,556
  Change in deferred income taxes...........................    2,771       (925)      2,458
  Changes in operating assets and liabilities:
     Accounts receivable....................................  (11,328)    (2,404)      2,141
     Inventories............................................   (1,692)    (5,831)        732
     Prepaid expenses and other assets......................   (2,554)      (382)     (4,306)
     Accounts payable.......................................    1,797      1,469      (3,572)
     Other accrued liabilities..............................   (4,154)    (4,770)      1,494
                                                              -------    -------    --------
Net cash (used in) provided by operating activities.........   (1,352)     7,062       2,492
CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from the recapitalization of Pentagon..............                          22,631
Proceeds from the sale of the Filter group..................                          33,275
Purchases of property and equipment.........................  (16,214)   (14,613)     (6,518)
Purchase of businesses, net of acquired cash................  (29,246)    (9,690)         --
Proceeds from the disposal of property and equipment........    2,623         53         161
                                                              -------    -------    --------
Net cash (used in) provided by investing activities.........  (42,837)   (24,250)     49,549
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net.................       62         29          --
Proceeds from revolving credit facility.....................  115,356     67,217      52,589
Payments on revolving credit facility.......................  (55,108)   (49,400)   (103,358)
Proceeds from notes payable.................................    6,804         --          --
Payments on notes payable...................................  (23,006)      (673)     (1,319)
Payments on capital lease obligations.......................     (108)       (67)        (60)
                                                              -------    -------    --------
Net cash provided by (used in) financing activities.........   44,000     17,106     (52,148)
                                                              -------    -------    --------
Decrease in cash............................................     (189)       (82)       (107)
Cash at beginning of year...................................      507        318         236
                                                              -------    -------    --------
Cash at end of year.........................................  $   318    $   236    $    129
                                                              =======    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (FOR THE YEARS ENDED JUNE 30, 1999, 2000 AND 2001)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS MPW Industrial Services Group, Inc. and its subsidiaries (the "Company") provide technically-based services, including industrial cleaning and facility maintenance, industrial container cleaning and industrial process water purification. Such services are primarily provided at customer facilities. The Company serves customers in numerous industries including automotive, utility, chemical, pulp and paper, manufacturing and steel primarily throughout the United States and Canada.

     As a result of the Company's sale of the Industrial Filtration Products and Services ("Filter") group, the financial data related to the Filter group is accounted for as a discontinued operation for all periods presented. See Note 3.

     Effective July 18, 2000, the Company completed a recapitalization transaction that resulted in the recapitalization of Pentagon Technologies Group, Inc. ("Pentagon") and reduced the Company's retained interest in the capital stock of Pentagon to 22.3%. See Note 4.

     The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

     INVENTORIES Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     PROPERTY AND EQUIPMENT Property and equipment is recorded at cost and includes expenditures which substantially increase the useful lives of the asset. Maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method.

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

     INTANGIBLES, NET Intangibles, net include costs in excess of net assets of acquired businesses ("goodwill") of $40.5 million and $11.9 million and other intangible assets of $8.7 million and $8.2 million as of June 30, 2000 and 2001, respectively. Goodwill, resulting primarily from certain acquisitions accounted for using the purchase method of accounting, is amortized on a straight-line basis over periods not exceeding 25 years. Other intangible assets include patents, covenants not-to-compete and customer lists and are amortized on a straight-line basis over periods ranging from 5 to 20 years. Accumulated amortization of intangibles as of June 30, 2000 and 2001 was $4.0 million and $3.5 million, respectively.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

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

     OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES Total other current assets of $3.7 million as of June 30, 2001 includes income taxes refundable of $3.4 million. Total other current liabilities of $8.2 million as of June 30, 2001 includes $2.0 million related to workers compensation and $1.6 million related to items remaining to be paid as a result of the sale of the Filter group.

     MINORITY INTEREST Minority interest as of June 30, 2000 represents certain equity interests in Pentagon that were issued in connection with certain of its acquisitions. These equity interests were in the form of preferred stock of Pentagon. The amount presented in the balance sheet as of June 30, 2000 represents the estimated value of the preferred stock based on 17% of the underlying equity of Pentagon. As a result of the sale of Pentagon, there is no minority interest as of June 30, 2001. See Note 4.

     FINANCIAL INSTRUMENTS Financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term debt. The carrying value of all financial instruments at June 30, 2000 and 2001 approximated their fair value.

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

     COMPREHENSIVE INCOME Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires that an enterprise report the change in its equity during the period from non-owner sources as other comprehensive income. The Company has evaluated the statement and determined that the only item in addition to net income (loss) that would be included in comprehensive income (loss) is the foreign currency deferred translation adjustment. Comprehensive income (loss) for the years ended June 30, 1999, 2000 and 2001 was $6.9 million, $2.6 million and ($15.8) million, respectively.

     STATEMENT OF CASH FLOWS The Company considers all short-term deposits and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash paid (received) for income taxes for fiscal 1999, 2000 and 2001 was $1.9 million, $2.8 million and ($0.3) million, respectively. Cash paid for interest was $2.9 million, $6.8 million and $5.4 million for fiscal 1999, 2000 and 2001, respectively.

     USE OF ESTIMATES The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

     RECLASSIFICATIONS Certain amounts presented as of June 30, 2000 have been reclassified to conform to the June 30, 2001 presentation.

     EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires recognition of derivatives as either assets or liabilities on the balance sheet at fair value. The impact on the Company's consolidated financial statements was not material.

     Effective for the quarter ending June 30, 2001, the Company adopted the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial

                      MPW INDUSTRIAL SERVICES GROUP, INC.

Statements. The objective of SAB No. 101 is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The impact on the Company's consolidated financial statements was not material.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill and is effective for any business combination that is completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the non-amortization provision of the Statement is expected to result in an increase in net income of approximately $0.3 million ($0.03 per share) per year. The Company will adopt SFAS No. 142 in first quarter of fiscal 2003, but has not yet determined the impact, if any, of performing the impairment tests on goodwill and indefinite lived intangible assets.

NOTE 2. PRIVATIZATION OF COMPANY

     On August 22, 2000, the Company announced that a Special Committee of its Board of Directors had reached an agreement in principle with the Company's Chairman and Chief Executive Officer, Monte R. Black, pursuant to which Mr. Black would acquire the Company in a cash merger at $8.25 per share plus an additional amount if the sale of our filtration services group (as hereinafter defined) generated proceeds in excess of targeted amounts. The filtration services group is comprised of the Industrial Filtration Products and Services ("Filter") group along with the labor support business of the Industrial Cleaning and Facility Maintenance service line (collectively, "Facility Services Group"). On September 27, 2000, the Company announced that Mr. Black had withdrawn his previously announced proposal to acquire the Company. Mr. Black advised the Company's Special Committee, which had been evaluating the proposal, that he withdrew the proposal primarily because he perceived uncertainty in the Company's core businesses due to sluggish customer demand from certain industries. Mr. Black also expected that the higher than anticipated level of current Company indebtedness, when added to the debt to be incurred to finance the privatization transaction, would adversely impact the Company if the privatization transaction were completed.

NOTE 3. DISCONTINUED OPERATIONS

     In connection with the proposed privatization transaction, the Company had previously announced its intention to sell the Facility Services Group, which was defined as the Industrial Filtration Products and Services ("Filter") group along with the labor support business of its Industrial Cleaning and Facility Maintenance division (the "Facility Support Division") each of which represented separate segments under APB 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. On May 11, 2001 the Company announced that it was only selling the Filter group. Discontinued operations include Filter group net sales that totaled $58.6 million and $58.4 million for the year ended June 30, 2000 and 2001, respectively.

     On June 4, 2001 the Company completed the sale of the Filter group to CLARCOR Inc., a filter manufacturer. In connection with the sale, the Company recorded an estimated net loss of $6.8 million (net of related tax benefits of $1.3 million) in the third quarter of fiscal year 2001 inclusive of all selling and professional services expenses. Under the terms of the agreement, the purchase price was approximately $31.0 million, subject to final closing adjustments. The net proceeds were used to repay a portion of the Company's debt.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     The Facility Support Division has been retained by the Company and included as part of its Industrial Facilities Support Services business. As a result, all current and prior results of operations have been restated to reflect the Facility Support Division as part of continuing operations in accordance with EITF 90-16, Accounting for Discontinued Operations Subsequently Retained.

     Discontinued operations include Filter group net sales that totaled $43.0 million, $58.6 million and $58.4 million for fiscal years 1999, 2000 and 2001, respectively. Interest expense is charged to discontinued operations based on intercompany account balances at the Company's effective external borrowing rate. Interest expense included in discontinued operations was $0.9 million, $1.6 million and $2.3 million for fiscal 1999, 2000 and 2001, respectively. Net income (loss) from discontinued operations was reported net of income tax expense (benefit) of $1.0 million, $1.0 million and ($1.2) million for the fiscal years 1999, 2000 and 2001, respectively.

NOTE 4. RECAPITALIZATION OF PENTAGON

     On July 18, 2000, the Company closed a transaction related to its then subsidiary, Pentagon Technologies Group, Inc. ("Pentagon"), pursuant to a Recapitalization Agreement, dated as of April 25, 2000, by and among Pentagon, the Company, MPW Management Services Corp., Pentagon Merger Sub, Inc. Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnership and BCP III Affiliates Fund Limited Partnership, as amended (the "Recapitalization Agreement"). Pursuant to the Recapitalization Agreement, Baird Capital Partners and certain of its affiliates ("BCP") invested in Pentagon, the Company sold a majority of its equity interest in Pentagon to BCP and Pentagon's indebtedness to the Company was repaid. The Company retained a 22.3% interest in the capital stock of Pentagon.

     In connection with this transaction, the Company received $22.8 million ($22.6 million net of Pentagon cash), which was used to repay a portion of its debt. The Company's June 30, 2000 balance sheet includes a $7.2 million ($4.3 million net of tax) accrued loss on sale of subsidiary to reduce the Company's investment in Pentagon to 22.3% of Pentagon's equity upon completion of the recapitalization transaction. As a result of the reduction in the Company's ownership of Pentagon's capital stock to 22.3%, beginning in the first quarter of fiscal 2001, the Company has accounted for its remaining investment in Pentagon under the equity method of accounting.

     The Company's third quarter of fiscal 2001 includes a non-cash tax charge in continuing operations of $2.9 million for a valuation allowance against the Company's net deferred tax assets related to the capital loss carry-forward from the sale of Pentagon.

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

NOTE 5. SPECIAL CHARGES

     During the third quarter of fiscal year 2001, the Company recorded special charges of $9.2 million ($5.5 million net of tax), of which $6.6 million is non-cash. The following table sets forth the major components of the charge:

($ in millions)
Accounts receivable/bad debt................................   $4.5
Goodwill and other asset write downs........................    1.6
Workers compensation, financing fees and other..............    3.1
                                                               ----
                                                               $9.2
                                                               ====

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     The $4.5 million charge for accounts receivable/bad debt primarily relates to an increase in the bad debt reserve as a result of bankruptcy filings by several customers, as well as the write-off of certain other accounts. Goodwill and other asset write-downs of $1.6 million primarily relate to an impairment charge for goodwill and the abandonment of certain capital projects and other assets. Workers compensation, financing fees and other of $3.1 million primarily consists of adverse workers compensation claim developments and retroactive premiums and claims assessments, financing fees associated with the amended revolving credit facility and severance. A portion of the severance payments have been paid as of June 30, 2001 and the remaining portion will be paid during fiscal 2002.

NOTE 6. ACQUISITIONS

     INDUSTRIAL SERVICES On January 4, 2000, the Company purchased substantially all of the assets of Industrial Services, Inc. ("Industrial Services") for an aggregate cash consideration of $4.5 million. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Industrial Services from the acquisition date.

     MID OHIO Effective February 1, 1999, the Company purchased substantially all of the assets of Mid-Ohio Industrial Services, Inc. ("Mid-Ohio Industrial") for an aggregate consideration of $2.6 million. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Mid-Ohio Industrial from the effective date of the acquisition.

     The Company acquired ten companies in fiscal 1999 for an aggregate consideration of $34.2 million of which $29.2 million was paid in cash, net of cash acquired. These acquisitions were accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of these acquisitions from their effective acquisition dates.

     The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid based on the achievement of certain objectives. Such additional consideration is paid in cash, common stock of the Company, or a combination thereof, and is capitalized as an intangible asset. During the fiscal years ended June 30, 2000 and 2001, respectively, the Company paid additional consideration of $3.6 million (of which $0.5 million related to the issuance of 54,484 shares of the Company's common stock) and $2.7 million, respectively.

     The pro forma results of operations giving effect to the above acquisitions as if such acquisitions had occurred at the beginning of fiscal year 2000 would not be materially different from actual results of operations.

NOTE 7. ACCOUNTS RECEIVABLE

     Accounts receivable is summarized as follows:

                                                                     JUNE 30,
                                                                ------------------
                                                                 2000       2001
                                                                -------    -------
                                                                  (IN THOUSANDS)
Accounts receivable.........................................    $25,145    $18,822
Less allowance for doubtful accounts........................        515      3,779
                                                                -------    -------
                                                                $24,630    $15,043
                                                                =======    =======

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     The following is a summary of activity in the allowance for doubtful accounts:

                                                              YEAR ENDED JUNE 30,
                                                           --------------------------
                                                            1999      2000      2001
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Beginning balance......................................    $  849    $1,601    $  515
Allowance for receivables acquired.....................       490        25        --
Provision for bad debts................................       273      (331)    3,302
Account write-offs, net................................       (11)     (780)      (38)
                                                           ------    ------    ------
Ending balance.........................................    $1,601    $  515    $3,779
                                                           ======    ======    ======

NOTE 8. PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                                   JUNE 30,
                                                              ------------------
                                                               2000       2001
                                                              -------    -------
                                                                (IN THOUSANDS)
Land and buildings..........................................  $ 5,970    $ 6,721
Motor vehicles and transportation...........................   40,218     42,072
Machinery and equipment.....................................   26,062     24,206
Leasehold improvements......................................    4,891      6,050
Furniture and fixtures......................................    6,011      3,131
Construction in progress....................................    3,617      2,128
                                                              -------    -------
                                                               86,769     84,308
Less accumulated depreciation and amortization..............   39,362     44,795
                                                              -------    -------
                                                              $47,407    $39,513
                                                              =======    =======

NOTE 9. LONG TERM DEBT

     Long-term debt is summarized as follows:

                                                                   JUNE 30,
                                                              ------------------
                                                               2000       2001
                                                              -------    -------
                                                                (IN THOUSANDS)
Revolving credit facility...................................  $81,346    $31,374
Other.......................................................    1,842        517
                                                              -------    -------
                                                               83,188     31,891
Less current maturities.....................................      250        284
                                                              -------    -------
                                                              $82,938    $31,607
                                                              =======    =======

     During October 1999, the Company entered into a $100.0 million revolving credit facility with its principal banks and two additional banks. On August 30, 2000, because of decreased borrowing needs, the Company reduced the availability under its revolving credit facility to $70.0 million.

     In May 2001, the Company amended its revolving credit facility based on the then impending sale of its Filter group. The amendment to the revolving credit facility reset the financial covenants for the third quarter of fiscal 2001 and future periods and reduced available borrowings under the facility from $70.0 million to

                      MPW INDUSTRIAL SERVICES GROUP, INC.

$47.5 million. Available borrowings may be further reduced to not less than $45.0 million, depending on the final net proceeds from the sale of the Filter group.

     The credit facility, as amended, is secured by substantially all of the Company's assets. Borrowings under the credit facility currently bear interest at the Eurodollar market rate plus 3.0%. The Company also pays a commitment fee for unused portions of the credit facility of 0.50%. Under the terms of the credit facility, the entire $47.5 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Availability of borrowing is subject to the maintenance of a minimum level of net worth, certain levels of interest coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of June 30, 2001, borrowings under the current credit facility were $31.4 million.

     The revolving credit facility expires on October 31, 2002, at which time the principal balance outstanding, together with all accrued interest, will become immediately due and payable. There were $1.7 million and $2.8 million of letters of credit outstanding under the credit facility at June 30, 2000 and 2001, respectively. The weighted average interest rate for the revolving credit facility was 8.6% for the year ended June 30, 2001.

     In accordance with the May 2001 amendment to the revolving credit facility, the Company entered into two year interest rate swap agreements under which the Company fixed its LIBOR interest rate at an average rate of 4.95% on $20 million of borrowings under its revolving credit facility. The Company's objective for entering into these interest rate hedging transactions is to hedge the Company's exposure to fluctuations in the variable interest rates on its revolving credit facility. The Company designated these instruments as cash flow hedging instruments in accordance with SFAS No. 133. The mark-to-market on the Company's hedge transactions as of June 30, 2001 was not material.

     In connection with acquisitions made during fiscal 1998, the Company issued unsecured promissory notes in the aggregate of $1.1 million. These notes are payable to the former owners of the acquired companies and have principal payments of $56,000 due quarterly through October 31, 2002. The outstanding balance of these notes at June 30, 2001 was $336,000.

     The aggregate maturities of long-term debt for the five years ending June 30 are: 2002, $284,000; 2003, $31.5 million; 2004, $60,000; 2005, $1,000; 2006 and thereafter, $0.

NOTE 10. LEASE COMMITMENTS

     The Company leases certain land, buildings and equipment under non-cancelable operating leases with third parties and with entities controlled by its principal shareholder. See Note 15.

     The aggregate minimum rent commitment under non-cancelable operating leases for the five years ending June 30 are: 2002, $1.3 million; 2003, $1.3 million; 2004, $1.1 million; 2005, $553,000; 2006, $48,000; 2007 and thereafter, $12,000.

     Rental expense related to all operating leases, including short-term rentals, was approximately $3.4 million, $4.6 million and $2.9 million for fiscal 1999, 2000 and 2001, respectively.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

NOTE 11. INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                                               YEAR ENDED JUNE 30,
                                                           ---------------------------
                                                            1999      2000      2001
                                                           ------    ------    -------
                                                                 (IN THOUSANDS)
Current:
  Federal................................................  $1,433    $2,433    $(3,559)
  International..........................................     101        40         87
  State and local........................................     448       600        250
                                                           ------    ------    -------
                                                            1,982     3,073     (3,222)
Deferred:
  Federal................................................   2,221    (1,166)     2,421
  International..........................................      --        --         --
  State and local........................................     392      (206)       346
                                                           ------    ------    -------
                                                            2,613    (1,372)     2,767
                                                           ------    ------    -------
                                                           $4,595    $1,701    $  (455)
                                                           ======    ======    =======

     The provision (benefit) for income taxes is recorded in the statements of operations as follows:

                                                              YEAR ENDED JUNE 30,
                                                          ---------------------------
                                                           1999      2000      2001
                                                          ------    ------    -------
                                                                (IN THOUSANDS)
Continuing operations...................................  $3,552    $  661    $   697
Discontinued operations.................................   1,043     1,040     (1,152)
                                                          ------    ------    -------
Total income tax expense (benefit)......................  $4,595    $1,701    $  (455)
                                                          ======    ======    =======

     Differences arising between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before income (loss) taxes are as follows:

                                                              YEAR ENDED JUNE 30,
                                                          ---------------------------
                                                           1999      2000      2001
                                                          ------    ------    -------
Federal tax at statutory rate...........................    34.0%     34.0%     (34.0)%
State and local taxes (net of federal benefit)..........     4.5       3.4        1.0
Increase in valuation allowance for deferred tax
  assets................................................                         25.0
Nondeductible goodwill relating to acquisitions.........     2.0       3.1        1.5
Other...................................................    (0.5)     (0.5)       3.7
                                                          ------    ------    -------
                                                            40.0%     40.0%      (2.8)%
                                                          ======    ======    =======

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  JUNE 30,
                                                              -----------------
                                                               2000      2001
                                                              ------    -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Bad debt reserves.........................................  $  206    $   310
  Workers compensation reserves.............................     480        814
  Capital loss carry-forward................................      --      3,618
  Loss on sale of subsidiary and other liabilities..........   2,899      1,039
  Other.....................................................      --         76
                                                              ------    -------
                                                               3,585      5,857
  Deferred tax asset valuation allowance....................      --     (3,618)
                                                              ------    -------
  Total deferred tax assets net of valuation allowance......  $3,585    $ 2,239
Deferred tax liabilities:
  Property and equipment....................................  $4,686    $ 5,131
  Intangible assets.........................................     911        462
  Prepaid expenses..........................................     648        662
  Other.....................................................     167         --
                                                              ------    -------
  Total deferred tax liabilities............................  $6,412    $ 6,255
                                                              ------    -------
  Net deferred tax liabilities..............................  $2,827    $ 4,016
                                                              ======    =======

     At June 30, 2001, the Company has $9.0 million of capital loss carry-forwards. These capital loss carry-forwards expire in 2006 and may only be utilized to offset capital gains. At June 30, 2001, a full valuation allowance has been provided for these capital loss carry-forwards.

NOTE 12. EMPLOYEE BENEFITS

     The Company sponsors a Savings Plan, which qualifies for tax-deferred contributions under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"), that covers substantially all employees of the Company who are over 21 years of age with at least one year of continuous service. Employees covered by collective bargaining agreements are excluded from the 401(k) Plan. Contributions by eligible employees are matched at a rate of 50% of the first 6% of the employee's earnings contributed. Additional discretionary contributions may be made to the 401(k) Plan by the Company. Matching contributions approximated $0.3 million, $0.5 million and $0.4 million for fiscal 1999, 2000 and 2001, respectively.

NOTE 13. STOCK OPTION PLANS

     1991 STOCK OPTION PLAN The Company's 1991 Stock Option Plan (the "1991 Plan") provided for the granting of up to 200,000 stock options to key management personnel. Effective with the Company's initial public offering in fiscal 1998 ("the Offering"), no additional options will be granted under the 1991 Plan and the Company's repurchase obligation upon exercise of stock options was terminated. As of June 30, 2001, 26,000 options were outstanding at an exercise price of $3.65 per share.

     1994 STOCK OPTION PLAN The Company's 1994 Stock Option Plan (the "1994 Plan") provided for the granting of up to 1,000,000 stock options to key management personnel. Effective with the Offering in fiscal 1998, no additional options will be granted under the 1994 Plan and the Company's repurchase obligation upon exercise of stock options was terminated. As of June 30, 2001, 770,300 options were outstanding at a weighted average exercise price of $2.43 per share.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

     1997 STOCK OPTION PLAN On November 15, 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"), which provides for the granting of up to 1,200,000 stock options to officers, key employees, consultants and directors of the Company. Any options granted that lapse or are canceled are available for re-grant under the terms of the 1997 Plan. Stock option grants may be in the form of incentive stock options, non-qualified options, or a combination thereof. The exercise price of the stock options granted will be determined by the Compensation Committee of the Board of Directors of the Company which, in the case of incentive stock options, shall be equal to or greater than the market value per share on the date of grant and, in the case of non-qualified options shall not be less than 85% of the market value per share at the date of grant. The stock options vest over a period of time determined by the Compensation Committee and expire after ten years from the date of grant. Non-employee directors shall be granted 2,000 non-qualified options at the first annual shareholders meeting subsequent to the adoption of the 1997 Plan at which he or she is elected a director, and 1,000 options shall be granted at each subsequent annual shareholders meeting at which he or she is re-elected as a director. The non-employee director option grants vest after one full year from the date of grant and expire in ten years from the date of grant. Options covering 805,750 shares of common stock have been granted and 665,250 options were outstanding as of June 30, 2001 at a weighted average exercise price of $10.10 per share.

     The following table summarizes stock option activity:

                                                             NUMBER       WEIGHTED AVERAGE
                                                               OF          EXERCISE PRICE
                                                           OPTIONS (#)     PER SHARE ($)
                                                           -----------    ----------------
                                                                (IN THOUSANDS, EXCEPT
                                                                   PER SHARE DATA)
Outstanding at June 30, 1998.............................     1,382             4.75
  Granted................................................       330            10.94
  Expired or cancelled...................................       (34)            6.66
  Exercised..............................................       (16)            8.66
                                                              -----
Outstanding at June 30, 1999.............................     1,662             6.00
  Granted................................................        --               --
  Expired or cancelled...................................       (34)            9.95
  Exercised..............................................       (82)            2.72
                                                              -----
Outstanding at June 30, 2000.............................     1,546             6.09
  Granted................................................         4             1.25
  Expired or cancelled...................................       (77)            9.10
  Exercised..............................................       (11)            3.23
                                                              -----
Outstanding at June 30, 2001.............................     1,462             5.94
                                                              =====

     The following summarizes information about stock options outstanding at June 30, 2001:

                                                OPTIONS OUTSTANDING
                                              ------------------------     OPTIONS EXERCISABLE
                                                WEIGHTED                  ----------------------
                                                AVERAGE       WEIGHTED                  WEIGHTED
                                               REMAINING      AVERAGE                   AVERAGE
                                              CONTRACTUAL     EXERCISE                  EXERCISE
  RANGE OF EXERCISE PRICE($)    OPTIONS(#)    LIFE (YEARS)    PRICE($)    OPTIONS(#)    PRICE($)
  --------------------------    ----------    ------------    --------    ----------    --------
                         (IN THOUSANDS, EXCEPT PER SHARE AND YEAR DATA)
             3.65                    26           0.2           3.65           26         3.65
         2.14 -- 3.23               771           4.3           2.43          713         2.40
        1.25 -- 13.13               665           7.1          10.10          340        10.35
                                  -----                                     -----
                                  1,462           5.5           5.94        1,079         5.14
                                  =====                                     =====

                      MPW INDUSTRIAL SERVICES GROUP, INC.

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

     Pro forma information disclosures regarding net income (loss) and earnings
(loss) per share are required by SFAS No. 123 and have been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. Since the 1991 and 1994 Plans contained repurchase obligation provisions prior to the Offering, the pro forma information regarding pre-Offering net income and earnings per share related to the 1991 and 1994 Plans under SFAS No. 123 would not be materially different from reported amounts under APB No. 25. For purposes of determining the required pro forma information for fiscal 1999, 2000 and 2001, the fair value of options granted in fiscal 1999 and 2001 (no options were granted in fiscal 2000) under the 1997 Plan were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.00% for both years, dividend yield of 0.0% for both years, volatility factor of the expected market price of the Company's common stock of 30% for both years and a weighted average expected life of the options of 3.9 and 5 years, respectively. The weighted average estimated fair value of options granted during fiscal 1999 and 2001 was $3.13 and $0.47 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for the Company's stock option plans been determined based on the fair value at the dates of grant and re-measurement consistent with the methods prescribed by SFAS No. 123, the Company's proforma net income (loss) and earnings (loss) per share for fiscal 1999, 2000 and 2001 would have been as follows:

                                         JUNE 30, 1999         JUNE 30, 2000         JUNE 30, 2001
                                      -------------------   -------------------   -------------------
                                                 PROFORMA              PROFORMA              PROFORMA
                                                   FOR                   FOR                   FOR
                                         AS        SFAS        AS        SFAS        AS        SFAS
                                      REPORTED   NO. 123    REPORTED   NO. 123    REPORTED   NO. 123
                                      --------   --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)...................   $6,892     $6,262     $2,553     $1,936    $(15,776)  $(16,348)
Net income (loss) per share.........     0.64       0.58       0.23       0.18       (1.44)     (1.49)
Net income (loss) per share assuming
  dilution..........................     0.60       0.54       0.22       0.17       (1.44)     (1.49)

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

                      MPW INDUSTRIAL SERVICES GROUP, INC.

NOTE 14. EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                             YEAR ENDED JUNE 30,
                                                        ------------------------------
                                                         1999       2000        2001
                                                        -------    -------    --------
Numerator for basic and diluted earnings (loss) per
  share -- net income (loss) from:
  Continuing operations...............................  $ 5,327    $   994    $ (6,091)
  Discontinued operations.............................    1,565      1,559      (9,685)
                                                        -------    -------    --------
  Net income (loss)...................................  $ 6,892    $ 2,553    $(15,776)
                                                        =======    =======    ========
Denominator for basic earnings (loss) per
  share -- weighted average common shares.............   10,734     10,890      10,939
  Effect of dilutive securities:
  Dilutive employee stock options.....................      670        586          --
  Preferred stock of Pentagon.........................      117         --          --
                                                        -------    -------    --------
  Dilutive potential common shares....................      787        586          --
Denominator for diluted earnings (loss) per
  share -- adjusted weighted average common shares and
  assumed conversions.................................   11,521     11,476      10,939
                                                        =======    =======    ========
Net income (loss) per share:
  Continuing operations...............................  $  0.49    $  0.09    $  (0.56)
  Discontinued operations.............................     0.15       0.14       (0.88)
                                                        -------    -------    --------
  Net income (loss) per share.........................  $  0.64    $  0.23    $  (1.44)
                                                        =======    =======    ========
Net income (loss) per share, assuming dilution:
  Continuing operations...............................  $  0.46    $  0.09    $  (0.56)
  Discontinued operations.............................     0.14       0.13       (0.88)
                                                        -------    -------    --------
  Net income (loss) per share, assuming dilution......  $  0.60    $  0.22    $  (1.44)
                                                        =======    =======    ========

     Options to purchase 433,250, 773,350 and 691,250 shares of common stock at a weighted average price of $11.02, $10.07 and $9.86 per share, respectively, were outstanding during fiscal 1999, 2000 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 770,300 shares of common stock at a weighted average price of $2.43 per share were outstanding during fiscal 2001 but were not included in the computation of diluted earnings per share because the Company reported a net loss for the fiscal year ended June 30, 2001 and, therefore, the effect would be antidilutive.

NOTE 15. RELATED PARTY TRANSACTIONS

     The Company rents certain land, buildings and equipment from entities controlled by its principal shareholder under long-term lease agreements. Total payments related to these leases were $1.3 million, $1.4 million and $1.4 million for fiscal 1999, 2000 and 2001, respectively.

     The Company provides, from time to time, certain operational, administrative and financial services to Pro-Kleen Industrial Services, Inc. ("Pro-Kleen"), a portable sanitation services company wholly-owned by the Company's principal shareholder.

                      MPW INDUSTRIAL SERVICES GROUP, INC.

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

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          QUARTER ENDED
                                        --------------------------------------------------
                                        SEPTEMBER 30    DECEMBER 31    MARCH 31    JUNE 30
                                        ------------    -----------    --------    -------
FISCAL 2001
Revenues..............................    $24,922         $27,024      $22,427     $24,339
Income (loss) from operations.........        914           2,330       (8,311)      2,427
Net income (loss) from continuing
  operations..........................         80           1,077       (8,334)      1,086
Discontinued operations, net of income
  taxes...............................        (72)            102       (8,238)     (1,477)
Net income (loss) per share:
  Continuing operations...............       0.01            0.10        (0.77)       0.10
  Discontinued operations.............      (0.01)           0.01        (0.75)      (0.13)
Net income (loss) per share, assuming
  dilution
  Continuing operations...............       0.01            0.09        (0.77)       0.10
  Discontinued operations.............      (0.01)           0.01        (0.75)      (0.13)
FISCAL 2000
Revenues..............................    $34,060         $33,640      $33,421     $33,874
Income from operations................      3,378           4,279        2,764       3,278
Net income (loss) from continuing
  operations..........................      1,460           1,823       (2,515)        226
Discontinued operations, net of income
  taxes...............................        568             761          348        (118)
Net income (loss) per share:
  Continuing operations...............       0.14            0.16        (0.23)       0.02
  Discontinued operations.............       0.05            0.07         0.03       (0.01)
Net income (loss) per share, assuming
  dilution
  Continuing operations...............       0.12            0.16        (0.23)       0.02
  Discontinued operations.............       0.05            0.06         0.03       (0.01)

     The quarterly financial information presented above is based on historical financial information and has been restated to account for the Filter group as a discontinued operation for all periods presented. See Note 3 above.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in MPW's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 13, 2001 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of the Company, see "Executive Officers of the Company" in Part I of this Form 10-K.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)(1) The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:
            Report of Independent Auditors
            Consolidated Balance Sheets as of June 30, 2000 and 2001
            Consolidated Statements of Operations for the Years Ended
            June 30, 1999, 2000 and 2001
            Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June 30, 1999, 2000 and 2001
            Consolidated Statements of Cash Flows for the Years Ended
            June 30, 1999, 2000 and 2001
            Notes to Consolidated Financial Statements
            (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable and therefore have been omitted, or the required information is provided in the Consolidated Financial Statements of the Company and its subsidiaries or Notes thereto.
            (a)(3) Exhibits
            The following Exhibits are included in this Annual Report on Form 10-K:
    3(a)    Amended and Restated Articles of Incorporation of the
            Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
    3(b) Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the
            Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
    4(a)    Credit Agreement, dated as of October 20, 1999, among the
            Company and its subsidiaries, Bank One, NA, National City
            Bank, LaSalle Bank, National Association, SunTrust Bank,
            Central Florida, N.A., and Banc One Capital Markets, Inc.
            (filed as Exhibit 4 to the Company's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
    4(b)    First Amendment to Credit Agreement and Other Loan
            Documents, dated as of July 17, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle
            Bank, National Association, SunTrust Bank, Central Florida,
            N.A., and Banc One Capital Markets, Inc. (filed as Exhibit
            4(b) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference)
    4(c)    Second Amendment to Credit Agreement, dated as of November
            10, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, and SunTrust Bank (filed as Exhibit 4(c) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended
            September 31, 2000, and incorporated herein by reference).
    4(d)    Third Amendment to Credit Agreement, dated as of May 11,
            2001, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, and
            SunTrust Bank (filed as Exhibit 4(d) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended March
            31, 2001, and incorporated herein by reference).
   10(a) Amended and Restated 1997 Stock Option Plan (filed as exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference)*
   10(b) Lease for Hebron, Ohio facility (filed as exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

          10(c)  Lease for Newark, Ohio facility (filed as exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
          10(d)  First Lease Amendment for Chesterfield, Michigan facility (filed as exhibit 10(d) to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
          10(e)  Aircraft Purchase Agreement (filed as exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for
                 the quarter ended December 31, 1997, and incorporated herein by reference)
          10(f)  Aircraft Lease (filed as exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
          10(g)  Form of Severance Agreement by and between MPW Industrial Services Group, Inc. and Executive Officers
                 (filed as Exhibit 10(e) to the Company's Registration Statement on Form S-1 (Registration No.
                 333-36887) originally filed with the Securities and Exchange Commission on October 1, 1997 (the
                 "Registration Statement") and incorporated herein by reference)*
          10(h)  Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and Directors
                 (filed as Exhibit 10(f) to the Company's Registration Statement and incorporated herein by reference)*
          10(i)  Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and persons who are a Director and an Officer (filed as Exhibit 10(g) to the Company's Registration Statement and
                 incorporated herein by reference)*
          10(j)  Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and Executive
                 Officers (filed as Exhibit 10(h) to the Company's Registration Statement and incorporated herein by reference)*
          10(k)  Lease for Newark, Ohio additional facility (filed as Exhibit 10(k) to the Company's Annual Report on
                 Form 10-K for the year ended June 30, 1999, and incorporated herein by reference)
          10(l)  Recapitalization Agreement, dated April 25, 2000, by and among the Company, Pentagon Technologies
                 Group, Inc., MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird Capital Partners III
                 Limited Partnership, BCP III Special Affiliates Limited Partnerships and BCP III Affiliates Fund
                 Limited Partnership (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August
                 3, 2000, and incorporated herein by reference)
          10(m)  Amendment No. 1 to Recapitalization Agreement, dated as of July 17, 2000, by and among the Company,
                 Pentagon Technologies Group, Inc., MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird
                 Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnerships, BCP III
                 Affiliates Fund Limited Partnership, PPM America Private Equity Fund, L.P., Old Hickory Fund I, LLC,
                 and Antares Capital Corporation (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on August 3, 2000, and incorporated herein by reference).
          10(n)  Stock Purchase Agreement, dated as of May 10, 2001, by and among MPW Industrial Services Group, Inc.,
                 MPW Management Services Corp., CLARCOR Filtration Products, Inc. and CLARCOR Inc. (filed as Exhibit
                 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).
          10(o)  Severance Agreement by and between MPW Industrial Services Group, Inc. and Ira Kane.
          21     Subsidiaries of the Company
          23     Consent of Independent Auditors
          24     Powers of Attorney

---------------
 * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

(b) Report on Form 8-K filed on June 19, 2001 related to the sale of the Filter group.

(c) The response to this portion of Item 14 is included as Exhibits to this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 2001.

                                          MPW INDUSTRIAL SERVICES GROUP, INC.

                                          By:       /s/ RICHARD R. KAHLE
                                            ------------------------------------
                                                      Richard R. Kahle
                                              Vice President, Chief Financial
                                               Officer, Secretary and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on September 28, 2001.

                 SIGNATURE                                         TITLE
                 ---------                                         -----

                     *                          Chairman of the Board of Directors and Chief
--------------------------------------------    Executive Officer (Principal Executive
               Monte R. Black                   Officer)

                     *                          Vice President, Chief Financial Officer,
--------------------------------------------    Secretary and Treasurer (Principal Financial
              Richard R. Kahle                  and Accounting Officer)

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

                                          By:       /s/ RICHARD R. KAHLE
                                            ------------------------------------
                                                      Attorney-in-Fact

Dated: September 28, 2001

                                 EXHIBIT INDEX

   3(a)   Amended and Restated Articles of Incorporation of the
          Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
   3(b) Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the
          Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
   4(a)   Credit Agreement, dated as of October 20, 1999, among the
          Company and its subsidiaries, Bank One, NA, National City
          Bank, LaSalle Bank, National Association, SunTrust Bank,
          Central Florida, N.A., and Banc One Capital Markets, Inc.
          (filed as Exhibit 4 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
   4(b)   First Amendment to Credit Agreement and Other Loan
          Documents, dated as of July 17, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle
          Bank, National Association, SunTrust Bank, Central Florida,
          N.A., and Banc One Capital Markets, Inc. (filed as Exhibit
          4(b) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference)
   4(c)   Second Amendment to Credit Agreement, dated as of November
          10, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, and SunTrust Bank (filed as Exhibit 4(c) to the Company's
          Quarterly Report on Form 10-Q for the quarter ended
          September 31, 2000, and incorporated herein by reference).
   4(d)   Third Amendment to Credit Agreement, dated as of May 11,
          2001, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, and
          SunTrust Bank (filed as Exhibit 4(d) to the Company's
          Quarterly Report on Form 10-Q for the quarter ended March
          31, 2001, and incorporated herein by reference).
  10(a) Amended and Restated 1997 Stock Option Plan (filed as exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference)*
  10(b) Lease for Hebron, Ohio facility (filed as exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
  10(c) Lease for Newark, Ohio facility (filed as exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
  10(d)   First Lease Amendment for Chesterfield, Michigan facility
          (filed as exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
  10(e)   Aircraft Purchase Agreement (filed as exhibit 10(e) to the
          Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
  10(f)   Aircraft Lease (filed as exhibit 10(f) to the Company's
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 1997, and incorporated herein by reference)
  10(g)   Form of Severance Agreement by and between MPW Industrial
          Services Group, Inc. and Executive Officers (filed as
          Exhibit 10(e) to the Company's Registration Statement on
          Form S-1 (Registration No. 333-36887) originally filed with the Securities and Exchange Commission on October 1, 1997
          (the "Registration Statement") and incorporated herein by reference)*
  10(h)   Form of Indemnification Agreement by and between MPW
          Industrial Services Group, Inc. and Directors (filed as
          Exhibit 10(f) to the Company's Registration Statement and incorporated herein by reference)*
  10(i)   Form of Indemnification Agreement by and between MPW
          Industrial Services Group, Inc. and persons who are a Director and an Officer (filed as Exhibit 10(g) to the Company's Registration Statement and incorporated herein by reference)*

  10(j)   Form of Indemnification Agreement by and between MPW
          Industrial Services Group, Inc. and Executive Officers
          (filed as Exhibit 10(h) to the Company's Registration
          Statement and incorporated herein by reference)*
  10(k)   Lease for Newark, Ohio additional facility (filed as Exhibit
          10(k) to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1999, and incorporated herein by
          reference)
  10(l)   Recapitalization Agreement, dated April 25, 2000, by and
          among the Company, Pentagon Technologies Group, Inc., MPW
          Management Services Corp., Pentagon Merger Sub, Inc., Baird
          Capital Partners III Limited Partnership, BCP III Special
          Affiliates Limited Partnerships and BCP III Affiliates Fund
          Limited Partnership (filed as Exhibit 2.1 to the Company's
          Current Report on Form 8-K filed on August 3, 2000, and
          incorporated herein by reference)
  10(m)   Amendment No. 1 to Recapitalization Agreement, dated as of
          July 17, 2000, by and among the Company, Pentagon
          Technologies Group, Inc., MPW Management Services Corp.,
          Pentagon Merger Sub, Inc., Baird Capital Partners III
          Limited Partnership, BCP III Special Affiliates Limited
          Partnerships, BCP III Affiliates Fund Limited Partnership,
          PPM America Private Equity Fund, L.P., Old Hickory Fund I,
          LLC, and Antares Capital Corporation (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on August
          3, 2000, and incorporated herein by reference).
  10(n)   Stock Purchase Agreement, dated as of May 10, 2001, by and among MPW Industrial Services Group, Inc., MPW Management
          Services Corp., CLARCOR Filtration Products, Inc. and
          CLARCOR Inc. (filed as Exhibit 4(d) to the Company's
          Quarterly Report on Form 10-Q for the quarter ended March
          31, 2001, and incorporated herein by reference).
  10(o)   Severance Agreement by and between MPW Industrial Services
          Group, Inc. and Ira Kane.
  21      Subsidiaries of the Company
  23      Consent of Independent Auditors
  24      Powers of Attorney