Form 10-Q
period 2001-09-30
MPW INDUSTRIAL SERVICES GROUP INC
filed 2001-11-14
CIK 1047098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For quarterly period ended September 30, 2001

                                       OR

   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:  0-23335

                       MPW INDUSTRIAL SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

                    Ohio                                        31-1567260
       (State or other jurisdiction of                       (I.R.S. employer
       incorporation or organization)                      identification no.)

   9711 Lancaster Road, S.E., Hebron, Ohio                        43025
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

         As of October 31, 2001, 10,939,957 shares of the issuer's common stock, without par value, were outstanding.

                       MPW INDUSTRIAL SERVICES GROUP, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                                     PAGE

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of September 30, 2001 (unaudited) and June 30, 2001...........3

                  Consolidated Statements of Operations for the three months ended September 30,
                  2001 and 2000 (unaudited)....................................................................4

                  Consolidated Statements of Cash Flows for the three months ended September 30,
                  2001 and 2000 (unaudited)....................................................................5

                  Notes to Consolidated Financial Statements (unaudited).......................................6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations........8

Item 3.           Quantitative and Qualitative Disclosures About Market Risk...................................9


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings...........................................................................10

Item 2.           Changes in Securities and Use of Proceeds...................................................10

Item 3.           Defaults Upon Senior Securities.............................................................10

Item 4.           Submission of Matters to a Vote of Security Holders.........................................10

Item 5.           Other Information...........................................................................10

Item 6.           Exhibits and Reports on Form 8-K............................................................10


SIGNATURES        ............................................................................................11

EXHIBIT INDEX     ............................................................................................12

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                      SEPTEMBER 30,   JUNE 30,
                                                                                                         2001           2001
                                                                                                      --------------------------
                                                                                                      (UNAUDITED)
ASSETS
Cash                                                                                                   $    162         $    129
Accounts receivable, net                                                                                 17,024           15,043
Inventories                                                                                               2,272            2,264
Deferred income taxes                                                                                     1,525            1,501
Prepaid expenses                                                                                            825            1,010
Other current assets                                                                                      3,635            3,684
                                                                                                      --------------------------
     Total current assets                                                                                25,443           23,631
                                                                                                      --------------------------


Property and equipment, net                                                                              39,493           39,513
Intangibles, net                                                                                         20,107           20,087
Investment in affiliate                                                                                   7,146            7,198
Other assets                                                                                                 44               38
                                                                                                      --------------------------

     Total assets                                                                                      $ 92,233         $ 90,467
                                                                                                      ==========================

LIABILITIES

Accounts payable                                                                                       $  5,624         $  4,902
Accrued compensation and related taxes                                                                    2,110            2,592
Current maturities of noncurrent liabilities                                                                284              284
Other accrued liabilities                                                                                 7,540            8,226
                                                                                                      --------------------------
     Total current liabilities                                                                           15,558           16,004
                                                                                                      --------------------------

Long-term debt                                                                                           33,253           31,607
Deferred income taxes                                                                                     5,660            5,517
                                                                                                      --------------------------
     Total liabilities                                                                                   54,471           53,128
                                                                                                      --------------------------


SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding             ---              ---
Common stock, no par value; 30,000,000 shares authorized; 10,939,957 shares issued
     and outstanding at September 30, 2001 and June 30, 2001                                                109              109
Additional paid-in capital                                                                               41,507           41,507
Retained earnings (deficit)                                                                              (3,854)          (4,277)
                                                                                                      --------------------------
     Total shareholders' equity                                                                          37,762           37,339
                                                                                                      --------------------------

     Total liabilities and shareholders' equity                                                        $ 92,233         $ 90,467
                                                                                                      ==========================

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     -------------------------
                                                                       2001          2000
                                                                     -------------------------
                                                                           (UNAUDITED)

Revenues                                                             $ 23,673         $ 24,922

Costs and expenses:
   Cost of services                                                    15,878           17,164
   Selling, general and administrative expenses                         4,089            4,869
   Depreciation and amortization                                        2,130            1,975
                                                                     --------         --------
   Total costs and expenses                                            22,097           24,008
                                                                     --------         --------

Income from operations                                                  1,576              914
Interest expense                                                          728              940
                                                                     --------         --------
Income (loss) from continuing operations before
    income taxes and equity in earnings of affiliate                      848              (26)
Provision (benefit) for income taxes                                      373              (11)
                                                                     --------         --------
Income (loss) from continuing operations before equity
    in earnings of affiliate                                              475              (15)
Equity in earnings (loss) of affiliate, net of tax                        (52)              95
                                                                     --------         --------
Net income from continuing operations                                     423               80
Income (loss) from discontinued operations, net of tax                    ---              (72)
                                                                     --------         --------
Net income                                                           $    423         $      8
                                                                     ========         ========

Net income (loss) per share:
    Continuing operations                                            $   0.04         $   0.01
    Discontinued operations                                               ---            (0.01)
                                                                     --------         --------

Net income per share                                                 $   0.04         $   0.00
                                                                     ========         ========

Net income (loss) per share, assuming dilution:
    Continuing operations                                            $   0.04         $   0.01
    Discontinued operations                                               ---            (0.01)
                                                                     --------         --------
Net income per share, assuming dilution                              $   0.04         $   0.00
                                                                     ========         ========

Weighted average common shares outstanding                             10,940           10,935
Weighted average common shares outstanding, assuming dilution          10,940           11,478

           The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     -------------------------
                                                                                       2001             2000
                                                                                     --------         --------
                                                                                            (UNAUDITED)

CASH FLOW FROM OPERATING ACTIVITIES:

Net income                                                                           $    423         $      8
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation                                                                         1,817            1,808
   Amortization                                                                           313              415
   Equity in earnings (loss) of affiliate                                                  52              (95)
   Loss on disposals of assets                                                             37              ---
   Change in deferred income taxes                                                        119              311
   Changes in operating assets and liabilities:
     Accounts receivable                                                               (1,981)             966
     Inventories                                                                           (8)            (825)
     Prepaid expenses and other assets                                                    228           (2,048)
     Accounts payable                                                                     722           (2,184)
     Other accrued liabilities                                                         (1,501)          (1,821)
                                                                                     --------         --------
Net cash provided by (used in) operating activities                                       221           (3,465)
                                                                                     --------         --------

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from recapitalization of Pentagon                                                ---           22,631
Purchases of property and equipment                                                    (1,834)          (1,717)
                                                                                     --------         --------
Net cash (used in) provided by investing activities                                    (1,834)          20,914
                                                                                     --------         --------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                               ---              ---
Proceeds from revolving credit facility                                                 9,550           22,024
Payments on revolving credit facility                                                  (7,843)         (38,450)
Payments on notes payable                                                                 (61)          (1,085)
Payments on capital lease obligations                                                     ---              (14)
                                                                                     --------         --------
Net cash provided by (used in) financing activities                                     1,646          (17,525)
                                                                                     --------         --------
Increase (decrease) in cash                                                                33              (76)
Cash at beginning of year                                                                 129              236
                                                                                     --------         --------
Cash at end of period                                                                $    162         $    160
                                                                                     ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS MPW Industrial Services Group, Inc. and its subsidiaries (the "Company") provide technically-based services, including industrial cleaning and facility maintenance, industrial container cleaning and industrial process water purification. Such services are primarily provided at customer facilities. The Company serves customers in numerous industries including automotive, utility, chemical, pulp and paper, manufacturing and steel. The Company provides services primarily throughout the United States and Canada.

         The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended September 30, 2001 and 2000, respectively, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2001 ("Annual Report"). The results of operations for the three months ended September 30, 2001 and 2000, respectively, are not necessarily indicative of the results for the full year.

         USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

NOTE 2.  DISCONTINUED OPERATIONS

      On June 4, 2001 the Company completed the sale of the Industrial Products and Services ("Filter") group to CLARCOR Inc., a filter manufacturer. Under the terms of the agreement, the purchase price was approximately $31.0 million, subject to final closing adjustments.

         Discontinued operations include Filter group net sales that totaled $15.8 million for the three months ended September 30, 2000. Interest expense is charged to discontinued operations based on intercompany account balances at the Company's effective external borrowing rate. Interest expense included in discontinued operations was $0.6 million for the three months ended September 30, 2000. The net loss from discontinued operations is net of income tax benefit of $53,000 for the three months ended September 30, 2000.

NOTE 3.  INTANGIBLES

         Intangibles are summarized as follows (in thousands):

                                               SEPTEMBER 30,    JUNE 30,

                                                  2001            2001
                                               ------------    ------------

                   Goodwill                    $    12,023     $    11,934
                   Customer lists                    6,949           6,960
                   Patents                             952             987
                   Non-compete agreements              183             206
                                               ------------    ------------
                                               $    20,107     $    20,087
                                               ============    ============

         Accumulated amortization of intangibles as of September 30, 2001 and June 30, 2001 was $3.9 million and $3.5 million, respectively.

NOTE 4.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                             ---------------------------
                                                                                2001             2000
                                                                             ----------        --------
          Numerator for basic and diluted earnings per share - net
             income (loss) from
           Continuing operations ....................................        $      423        $     80
           Discontinued operations ..................................               ---             (72)
                                                                             ----------        --------

          Net income ................................................        $      423        $      8
                                                                             ==========        ========
           Denominator for basic earnings per share - weighted average
             common shares ..........................................            10,940          10,935
             Effect of dilutive securities:
             Dilutive employee stock options ........................               ---             543
                                                                             ----------        --------
             Dilutive potential common shares .......................               ---             543

           Denominator for diluted earnings per share - adjusted
             weighted average common shares and assumed
             conversions ............................................            10,940          11,478
                                                                             ==========        ========

          Net income (loss) per share:

           Continuing operations ....................................        $     0.04        $   0.01
           Discontinued operations ..................................               ---           (0.01)
                                                                             ----------        --------
          Net income per share ......................................        $     0.04        $   0.00
                                                                             ==========        ========

          Net income (loss) per share, assuming dilution:

            Continuing operations ...................................        $     0.04        $   0.01
            Discontinued operations .................................                --           (0.01)
                                                                             ----------        --------
          Net income per share, assuming dilution ...................        $     0.04        $   0.00
                                                                             ==========        ========

         Options to purchase 1,454,050 and 773,350 shares of common stock at a weighted average price of $5.91 and $10.07 per share, respectively, were outstanding during the three months ended September 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, therefore, the effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for historical information, certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are forward looking. These forward looking statements are based on current expectations that are subject to a number of uncertainties and risks and actual results may differ materially. The uncertainties and risks include, but are not limited to, competitive and other market factors, customer purchasing behavior, general economic conditions and other facets of business operations as well as other risk factors identified in "Investment Considerations" in the Company's Annual Report. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward looking statements that may be made to reflect future events or circumstances.

         The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q. The following information should also be read in conjunction with the Audited Consolidated Financial Statements and related notes and MD&A for the year ended June 30, 2001 as contained in the Company's Annual Report.

RESULTS OF OPERATIONS

         The following table sets forth selected statement of operations data for continuing operations as a percentage of revenues:

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                               2001         2000
                                                                           --------------------------

                    Revenues                                                   100.0%       100.0%
                    Costs and expenses:
                       Cost of services                                         67.0         68.9
                       Selling, general and administrative expenses             17.3         19.5
                       Depreciation and amortization                             9.0          7.9
                                                                           --------------------------
                       Total costs and expenses                                 93.3         96.3
                    Income from operations                                       6.7          3.7
                    Interest expense                                             3.1          3.8
                                                                           --------------------------
                    Income (loss) from continuing operations before income       3.6         (0.1)
                       taxes and equity in earnings of affiliate
                    Provision (benefit) for income taxes                         1.6          0.0
                                                                           --------------------------

                    Income (loss) from continuing operations
                       before equity in earnings of
                       affiliate                                                 2.0%        (0.1)%
                                                                           ==========================


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues. Revenues decreased to $23.7 million in the first quarter of fiscal 2002 from $24.9 million in the prior year period. The decrease was primarily the result of the continued slowdown in the economy and its impact on many of the customers and industries that the Company serves.

         Cost of Services. Total cost of services was $15.9 million for the three months ended September 30, 2001 compared to $17.2 million for the three months ended September 30, 2000. Cost of services as a percentage of revenue decreased to 67.0% in the first quarter of fiscal 2002 from 68.9% in the prior year period. The decrease was primarily due to less reliance on sub-contract services and the Company's continued efforts to minimize the impact of the economic slowdown.

         Selling, General and Administrative Expenses. Total selling, general and administrative expenses were $4.1 million and $4.9 million for the three months ended September 30, 2001 and 2000, respectively. As a percentage of revenue, selling, general and administrative expenses decreased to 17.3% in the first quarter of fiscal 2002 from 19.5% in the prior year period. The decrease was primarily due to severance of $0.6 million that was paid in first quarter of fiscal 2000 related to the resignation of certain officers of the Company. Excluding the severance charges, selling, general and administrative expenses decreased
$0.2 million.

         Income from Operations. Income from operations was $1.6 million for the three months ended September 30, 2001 compared to $0.9 million for the three months ended September 30, 2000. As a percentage of revenue, income from operations increased to 6.7% in the first quarter fiscal of 2002 from 3.7% in the prior year period. The increase was primarily due to the factors discussed above.

         Interest Expense. Interest expense decreased to $0.7 million in the first quarter of fiscal 2002 from $0.9 million in the prior year period. The decrease was primarily due to lower average outstanding borrowings during the first quarter of fiscal 2002 compared to the prior year period as a result of the proceeds from the sale of the Filter group and the recapitalization of Pentagon being used to repay a portion of the Company's debt.

         Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for the three months ended September 30, 2001 and 2000 reflects an effective rate of 44% and (42%), respectively.

LIQUIDITY AND CAPITAL RESOURCES

         In May 2001, the Company amended its revolving credit facility based on the then impending sale of the Filter group. The amendment to the revolving credit facility reset the financial covenants for the third quarter of fiscal 2001 and future periods and reduced available borrowings under the facility from $70.0 million to $47.5 million. Available borrowings may be further reduced to not less than $45.0 million, depending upon the final net proceeds from the sale of the Filter group. Borrowings under the credit facility at September 30, 2001 were $33.1 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company's revolving credit facility, which is subject to a variable rate of interest based on the Eurodollar rate, had a balance of $33.1 million at September 30, 2001. The Company has hedged its exposure to changes in interest rates by fixing its rate of interest on $20.0 million of its variable rate revolving credit facility through an interest rate swap agreement. Assuming borrowings at September 30, 2001, a one hundred basis point change in interest rates would impact interest expense by approximately $131,000 per year.

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

                  4(d) Third Amendment to Credit Agreement, dated as of May 11, 2001, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, and SunTrust Bank (filed as
                           Exhibit 4 (d) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

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

                                MPW INDUSTRIAL SERVICES GROUP, INC.,
                                an Ohio corporation


Dated:  November 14, 2001       By:      /s/ Richard R. Kahle
      -----------------------      --------------------------------------------
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

     4(d) Third Amendment to Credit Agreement, dated as of May 11, 2001, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association and SunTrust Bank (filed as Exhibit 4 (d) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).