Form 10-Q
period 2001-12-31
MPW INDUSTRIAL SERVICES GROUP INC
filed 2002-02-14
CIK 1047098

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES ACT OF 1934

For quarterly period ended December 31, 2001

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to__________________

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

        As of January 31, 2002, 10,939,957 shares of the issuer's common stock, without par value, were outstanding.

================================================================================

                       MPW INDUSTRIAL SERVICES GROUP, INC.

                                      INDEX

                                                                            PAGE
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of December 31, 2001
            (unaudited) and June 30, 2001 ................................    3

            Consolidated Statements of Operations for the three and six
            months ended December 31, 2001 and 2000 (unaudited)...........    4

            Consolidated Statements of Cash Flows for the six months
            ended December 31, 2001 and 2000 (unaudited)..................    5

            Notes to Consolidated Financial Statements (unaudited)........    6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations ....................................    9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk....   11


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.............................................   12

Item 2.     Changes in Securities and Use of Proceeds.....................   12

Item 3.     Defaults Upon Senior Securities...............................   12

Item 4.     Submission of Matters to a Vote of Security Holders...........   12

Item 5.     Other Information.............................................   12

Item 6.     Exhibits and Reports on Form 8-K..............................   12


SIGNATURES................................................................   14

EXHIBIT INDEX ............................................................   15

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                DECEMBER 31,     JUNE 30,
                                                                                    2001           2001
                                                                                 ---------       ---------
                                                                                (UNAUDITED)
ASSETS

Cash                                                                              $    123        $    129
Accounts receivable, net                                                            14,684          15,043
Inventories                                                                          2,110           2,264
Deferred income taxes                                                                1,736           1,501
Prepaid expenses                                                                       703           1,010
Other current assets                                                                 2,831           3,684
                                                                                  --------        --------
     Total current assets                                                           22,187          23,631
                                                                                  --------        --------


Property and equipment, net                                                         38,972          39,513
Intangibles, net                                                                    19,661          20,087
Investment in affiliate                                                              6,970           7,198
Other assets                                                                            81              38
                                                                                  --------        --------

     Total assets                                                                 $ 87,871        $ 90,467
                                                                                  ========        ========

LIABILITIES

Accounts payable                                                                  $  4,416        $  4,902
Accrued compensation and related taxes                                               2,100           2,592
Current maturities of noncurrent liabilities                                           284             284
Other current liabilities                                                            7,438           8,226
                                                                                  --------        --------
     Total current liabilities                                                      14,238          16,004
                                                                                  --------        --------

Long-term debt                                                                      30,101          31,607
Deferred income taxes                                                                4,995           5,517
Other liabilities                                                                      627              --
                                                                                  --------        --------
     Total liabilities                                                              49,961          53,128
                                                                                  --------        --------


SHAREHOLDERS' EQUITY

Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares
   issued and outstanding                                                               --              --
Common stock, no par value; 30,000,000 shares authorized; 10,939,957 shares
  issued and outstanding at December 31, 2001 and June 30, 2001                        109             109
Additional paid-in capital                                                          41,507          41,507
Retained earnings (deficit)                                                         (3,330)         (4,277)
Accumulated other comprehensive loss                                                  (376)             --
                                                                                  --------        --------
     Total shareholders' equity                                                     37,910          37,339
                                                                                  --------        --------

     Total liabilities and shareholders' equity                                   $ 87,871        $ 90,467
                                                                                  ========        ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 DECEMBER 31,                   DECEMBER 31,
                                                            -----------------------       ------------------------
                                                             2001            2000           2001           2000
                                                           --------        --------       --------        --------
                                                                 (unaudited)                   (unaudited)
Revenues                                                   $ 22,237        $ 27,024       $ 45,910        $ 51,946
Costs and expenses:
     Cost of services                                        14,312          18,066         30,190          35,230
     Selling, general and administrative expenses             3,517           4,653          7,606           9,522
     Depreciation and amortization                            2,496           1,975          4,626           3,950
                                                           --------        --------       --------        --------
     Total costs and expenses                                20,325          24,694         42,422          48,702
                                                           --------        --------       --------        --------
Income from operations                                        1,912           2,330          3,488           3,244
Interest expense                                                662             738          1,390           1,678
                                                           --------        --------       --------        --------
Income from continuing operations before income
     taxes and equity in earnings of affiliate                1,250           1,592          2,098           1,566
Provision for income taxes                                      550             669            923             658
                                                           --------        --------       --------        --------
Income from continuing operations before equity
     in earnings of affiliate                                   700             923          1,175             908
Equity in earnings (loss) of affiliate, net of tax             (176)            154           (228)            249
                                                           --------        --------       --------        --------
Net income from continuing operations                           524           1,077            947           1,157
Income from discontinued operations, net of tax                  --             102             --              30
                                                           --------        --------       --------        --------
Net income                                                 $    524        $  1,179       $    947        $  1,187
                                                           ========        ========       ========        ========
Net income per share:
     Continuing operations                                 $   0.05        $   0.10       $   0.09        $   0.11
     Discontinued operations                                     --            0.01             --              --
                                                           --------        --------       --------        --------
Net income per share                                       $   0.05        $   0.11       $   0.09        $   0.11
                                                           ========        ========       ========        ========
Net income per share, assuming dilution:
     Continuing operations                                 $   0.05        $   0.09       $   0.09        $   0.10
     Discontinued operations                                     --            0.01             --              --
                                                           --------        --------       --------        --------
Net income per share, assuming dilution                    $   0.05        $   0.10       $   0.09        $   0.10
                                                           ========        ========       ========        ========
Weighted average common shares outstanding                   10,940          10,940         10,940          10,937
Weighted average common shares outstanding, assuming
  dilution                                                   10,944          10,940         10,944          11,307

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                            ------------------------
                                                                              2001            2000
                                                                            --------        --------
                                                                                   (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                  $    947        $  1,187
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Depreciation                                                                 3,998           3,507
  Amortization                                                                   628             910
  Equity in loss/(earnings) of affiliate                                         228            (249)
  Loss on disposals of assets                                                     35              71
  Change in deferred income taxes                                               (506)             78
  Changes in operating assets and liabilities:
    Accounts receivable                                                          359          (1,228)
    Inventories                                                                   54          (2,558)
    Prepaid expenses and other assets                                          1,117          (2,392)
    Accounts payable                                                            (486)           (141)
    Other accrued liabilities                                                 (1,315)         (1,360)
                                                                            --------        --------
Net cash provided by/(used in) operating activities                            5,059          (2,175)
                                                                            --------        --------

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from recapitalization of Pentagon                                        --          22,631
Purchases of property and equipment                                           (3,584)         (3,479)
Proceeds from the disposal of property and equipment                              25               9
                                                                            --------        --------
Net cash (used in)/provided by investing activities                           (3,559)         19,161
                                                                            --------        --------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility                                       14,200          36,018
Payments on revolving credit facility                                        (15,574)        (51,931)
Payments on notes payable                                                       (132)         (1,146)
Payments on capital lease obligations                                             --             (14)
                                                                            --------        --------
Net cash (used in) financing activities                                       (1,506)        (17,073)
                                                                            --------        --------
Decrease in cash                                                                  (6)            (87)
Cash at beginning of year                                                        129             236
                                                                            --------        --------
Cash at end of period                                                       $    123        $    149
                                                                            ========        ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)

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

        The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended December 31, 2001 and 2000, respectively, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2001 ("Annual Report"). The results of operations for the three and six months ended December 31, 2001 and 2000, respectively, are not necessarily indicative of the results for the full year.

        COMPREHENSIVE INCOME (LOSS) The only component of other comprehensive income (loss) relates to the mark-to-market adjustment for the Company's interest rate swaps (see Note 4). Comprehensive income for the six month period ended December 31, 2001 was $571,000.

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

        Discontinued operations include Filter group net sales that totaled $16.3 million and $32.1 million for the three and six months ended December 31, 2000, respectively. Interest expense is charged to discontinued operations based on intercompany account balances at the Company's effective external borrowing rate. Interest expense included in discontinued operations was $0.7 million and $1.2 million for the three and six months ended December 31, 2000, respectively. Net income from discontinued operations is net of income tax expense of $75,000 and $22,000 for the three and six months ended December 31, 2000, respectively.

NOTE 3.  INTANGIBLES

        Intangibles are summarized as follows (in thousands):


                                                  DECEMBER 31,           JUNE 30,
                                                      2001                 2001
                                                  ------------           -------
Goodwill                                             $11,752             $11,934
Customer lists                                         6,833               6,960
Patents                                                  917                 987
Non-compete agreements                                   159                 206
                                                     -------             -------
                                                     $19,661             $20,087
                                                     =======             =======

        Accumulated amortization of intangibles as of December 31, 2001 and June 30, 2001 was $4.2 million and $3.5 million, respectively.

NOTE 4.  INTEREST RATE RISK MANAGEMENT

        Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires recognition of derivatives as either assets or liabilities on the balance sheet at fair value. The impact on the Company's consolidated financial statements upon adoption and for the year ended June 30, 2001 was not material.

        The Company has two pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate. The objective of the hedge is to eliminate the variability of cash flows related to interest rate payments on $20.0 million of the variable rate debt. The swap agreements have a notional amount of $10.0 million each and effectively lock in a portion of the Company's variable rate revolving credit liability at fixed rates of 7.93% and 7.98%, respectively. These swap agreements mature in June 2003 and are accounted for as cash flow hedges, as defined under SFAS No. 133. The Company adjusts the pay-fixed interest rate swaps to current market values through other comprehensive income (loss). The Company anticipates that these contracts will continue to be effective. The gain/(loss) deferred in accumulated comprehensive income (loss) will be recognized immediately in earnings if the contracts are no longer effective or the forecasted transactions are not expected to occur.

        A liability of $627,000 ($376,000 net of tax) has been recognized in the consolidated financial statements at December 31, 2001 for the mark-to-market on the interest rate swap contracts with the offsetting net of tax amount recorded in accumulated other comprehensive loss.

NOTE 5.  EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    DECEMBER 31,                    DECEMBER 31,
                                                            --------------------------         -----------------------
                                                              2001             2000             2001            2000
                                                            -------         ----------         -------         -------
Numerator for basic and diluted earnings per
  share -- net income from
 Continuing operations ............................         $   524         $    1,077         $   947         $ 1,157
 Discontinued operations ..........................              --                102              --              30
                                                            -------         ----------         -------         -------
Net income                                                  $   524         $    1,179         $   947         $ 1,187
                                                            =======         ==========         =======         =======

 Denominator for basic earnings per share -
  weighted average common shares ..................          10,940             10,940          10,940          10,937
   Effect of dilutive securities:
   Dilutive employee stock options ................               4                 --               4             370
                                                            -------         ----------         -------         -------
   Dilutive potential common shares ...............               4                 --               4             370
 Denominator for diluted earnings per share --
  adjusted weighted average common shares and
  assumed conversions .............................          10,944             10,940          10,944          11,307
                                                            =======         ==========         =======         =======
Net income per share:
 Continuing operations ............................         $  0.05         $     0.10         $  0.09         $  0.11
 Discontinued operations ..........................              --               0.01              --              --
                                                            -------         ----------         -------         -------
Net income per share                                        $  0.05         $     0.11         $  0.09         $  0.11
                                                            =======         ==========         =======         =======
Net income per share, assuming dilution:

  Continuing operations ...........................         $  0.05         $     0.09         $  0.09         $  0.10
  Discontinued operations .........................              --               0.01              --              --
                                                            -------         ----------         -------         -------
Net income per share, assuming dilution                     $  0.05         $     0.10         $  0.09         $  0.10
                                                            =======         ==========         =======         =======

        Options to purchase 1,845,319 and 1,670,249 shares of common stock at a weighted average price of $4.86 and $6.01 per share, respectively, were outstanding during the three months ended December 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, therefore, the effect would be antidilutive. Options to purchase 1,845,113 and 773,249 shares of common stock at a weighted average price of $4.86 and $10.07 per share, respectively, were outstanding during the six months ended December 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, therefore, the effect would be antidilutive.

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

RESULTS OF OPERATIONS

        The following table sets forth selected statement of operations data for continuing operations as a percentage of revenues:

                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       DECEMBER 31,                     DECEMBER 31,
                                                  ----------------------          ----------------------
                                                   2001            2000            2001            2000
                                                  ------          ------          ------          ------
Revenues                                           100.0%          100.0%          100.0%          100.0%
Costs and expenses:
  Cost of services                                  64.4            66.9            65.7            67.9
  Selling, general and administrative
    expenses                                        15.8            17.2            16.6            18.3
  Depreciation and amortization                     11.2             7.3            10.1             7.6
                                                  ------          ------          ------          ------
  Total costs and expenses                          91.4            91.4            92.4            93.8
Income from operations                               8.6             8.6             7.6             6.2
Interest expense                                     3.0             2.7             3.0             3.2
                                                  ------          ------          ------          ------
Income from continuing operations before
  income  taxes and equity in earnings of
  affiliate                                          5.6             5.9             4.6             3.0
Provision for income taxes                           2.5             2.5             2.0             1.3
                                                  ------          ------          ------          ------
Income from continuing operations
   before equity in earnings of
  affiliate                                          3.1%            3.4%            2.6%            1.7%
                                                  ======          ======          ======          ======

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

        Revenues. Revenues decreased to $22.2 million in the second quarter of fiscal 2002 from $27.0 million in the prior year period. The decrease was primarily the result of the continued slowdown in the economy and its impact on many of the customers and industries that the Company serves.

        Cost of Services. Total cost of services was $14.3 million for the three months ended December 31, 2001 compared to $18.1 million for the three months ended December 31, 2000. Cost of services as a percentage of revenue decreased to 64.4% in the second quarter of fiscal 2002 from 66.9% in the prior year period. The decrease was primarily due to less reliance on sub-contract services and the Company's continued efforts to minimize the impact of the economic slowdown.

        Selling, General and Administrative Expenses. Total selling, general and administrative expenses were $3.5 million and $4.7 million for the three months ended December 31, 2001 and 2000, respectively. As a percentage of revenue, selling, general and administrative expenses decreased to 15.8% in the second quarter of fiscal 2002 from 17.2% in the prior year period. This decrease was primarily the result of profit enhancement initiatives that the Company has undertaken in response to the economic slowdown, as well as other actions.

        Depreciation and Amortization Expenses. Total depreciation and amortization expenses were $2.5 million and $2.0 million for the three months ended December 31, 2001 and 2000, respectively. As a percentage of revenue, depreciation and amortization expenses increased to 11.2% in the second quarter of fiscal 2002 from 7.3% in the prior year period. The increase in depreciation and amortization as a percent of revenue is primarily due to the decline in revenues noted above, as well as additional depreciation expense recorded in the current year period to adjust the carrying value of certain assets.

        Income from Operations. Income from operations was $1.9 million for the three months ended December 31, 2001 compared to $2.3 million for the three months ended December 31, 2000. As a percentage of revenue, income from operations remained unchanged at 8.6% in the second quarter of fiscal 2002 compared with the prior year period primarily as a result of the Company's profit enhancement initiatives which were able to completely mitigate the impact of the decline in revenues.

        Interest Expense. Interest expense decreased to $662,000 in the second quarter of fiscal 2002 from $738,000 in the prior year period. The decrease was primarily due to lower average outstanding borrowings during the second quarter of fiscal 2002 compared to the prior year period as a result of the proceeds from the sale of the Filter group being used to repay a portion of the Company's debt.

        Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2001 and 2000 reflects an effective rate of 44% and 42%, respectively.

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2000

        Revenues. Revenues decreased to $45.9 million in the first six months of fiscal 2002 from $51.9 million in the prior year period. The decrease was primarily the result of the continued slowdown in the economy and its impact on many of the customers and industries that the Company serves.

        Cost of Services. Total cost of services was $30.2 million for the six months ended December 31, 2001 compared to $35.2 million for the six months ended December 31, 2000. Cost of services as a percentage of revenue decreased to 65.7% in the first six months of fiscal 2002 from 67.9% in the prior year period. The decrease was primarily due to less reliance on sub-contract services and the Company's continued efforts to minimize the impact of the economic slowdown.

        Selling, General and Administrative Expenses. Total selling, general and administrative expenses were $7.6 million and $9.5 million for the six months ended December 31, 2001 and 2000, respectively. As a percentage of revenue, selling, general and administrative expenses decreased to 16.6% in the first six months of fiscal 2002 from 18.3% in the prior year period. The first six months of fiscal 2000 include a $0.6 million charge for severance related to the resignation of certain officers of the Company. Excluding the severance charge, selling, general and administrative expenses as a percentage of revenue decreased to 16.6% in the first six months of fiscal 2002 from 17.3% in the prior year period. This decrease was primarily the result of profit enhancement initiatives that the Company has undertaken in response to the economic slowdown, as well as other actions.

        Depreciation and Amortization Expenses. Total depreciation and amortization expenses were $4.6 million and $4.0 million for the six months ended December 31, 2001 and 2000, respectively. As a percentage of revenue, depreciation and amortization expenses increased to 10.1% in the first six months of fiscal 2002 from 7.6% in the prior year period. The increase in depreciation and amortization as a percent of revenue is primarily due to the decline in revenues noted above, as well as additional depreciation expense recorded in the current year period to adjust the carrying value of certain assets.

        Income from Operations. Income from operations was $3.5 million for the six months ended December 31, 2001 compared to $3.2 million for the six months ended December 31, 2000. As a percentage of revenue, income from operations increased to 7.6% in the first six months of fiscal 2002 from 6.2% in the prior year period. While revenue has been impacted by the slowdown in the economy, the Company has maintained its margins primarily as a result of the Company's profit enhancement initiatives.

        Interest Expense. Interest expense decreased to $1.4 million in the first six months of fiscal 2002 from $1.7 million in the prior year period. The decrease was primarily due to lower average outstanding borrowings during the first six months of fiscal 2002 compared to the prior year period as a result of the proceeds from the sale of the Filter group and the recapitalization of Pentagon being used to repay a portion of the Company's debt.

        Provision for Income Taxes. The provision for income taxes for the six months ended December 31, 2001 and 2000 reflects an effective rate of 44% and 42%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has a $47.5 million revolving credit facility, which terminates in October 2002, subject to a one-year extension by the banks on the anniversary of the agreement. The facility is secured by substantially all of the Company's assets. Available borrowings under the current facility may be reduced to not less than $45 million, depending upon the final net proceeds from the sale of the Filter group. Under the terms of the current credit facility, the entire $47.5 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the current credit facility are at rates based on the Eurodollar market rate. Availability of borrowing is subject to the maintenance of a minimum level of net worth, certain levels of interest coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization that the Company believes will not affect the availability of borrowings under the current credit facility. As of December 31, 2001, borrowings under the current credit facility were $30.0 million.

        The Company is in the process of negotiating a new credit facility and currently has a firm commitment from the banks that would extend the facility through February 2005.

INFLATION

        The effects of inflation on the Company's operations were not significant during the periods presented in the Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company's revolving credit facility, which is subject to a variable rate of interest based on the Eurodollar rate, had a balance of $30.0 million at December 31, 2001. The Company has hedged its exposure to changes in interest rates by fixing the rate of interest on $20.0 million of its variable rate revolving credit facility through interest rate swap agreements. Assuming borrowings at December 31, 2001, a one hundred basis point change in interest rates would impact interest expense by approximately $0.1 million per year.

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

        Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        (a) The Company held its annual meeting of the shareholders on December 13, 2001.

        (b) Each of the following nominees for election to the Board of Directors of the Company were elected by the shareholders who were present or represented by proxy: Monte R. Black, Alfred Friedman, Pete A. Klisares, Timothy A. Walsh and J. Craig R. Wright.

        (c) Of the 9,822,912 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which the authority to vote in the election was withheld, were as follows with respect to each director nominee:


                                      VOTES FOR ELECTION      AUTHORITY TO VOTE
                NAME                       OF DIRECTOR             WITHHELD
                Monte R. Black              9,678,851               144,061
                Alfred Friedman             9,797,851               25,061
                Pete A. Klisares            9,797,851               25,061
                Timothy A. Walsh            9,797,851               25,061
                J. Craig R. Wright          9,796,751               26,161

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

                                       MPW INDUSTRIAL SERVICES GROUP, INC.,
                                       an Ohio corporation


Dated: February 14, 2002               By: /s/ Richard R. Kahle
       ---------------------------         -------------------------------------
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