Form 10-Q
period 2002-03-31
MPW INDUSTRIAL SERVICES GROUP INC
filed 2002-05-15
CIK 1047098

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For quarterly period ended March 31, 2002

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

     As of April 30, 2002, 10,939,957 shares of the issuer's common stock, without par value, were outstanding.


--------------------------------------------------------------------------------

                       MPW INDUSTRIAL SERVICES GROUP, INC.

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                                     PAGE
Item 1.           Financial Statements

                  Consolidated Balance Sheets as of March 31, 2002 (unaudited) and June 30, 2001...............3

                  Consolidated Statements of Operations for the three and nine months ended March 31,
                  2002 and 2001 (unaudited)....................................................................4

                  Consolidated Statements of Cash Flows for the nine months ended March 31,
                  2002 and 2001 (unaudited)....................................................................5

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


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings...........................................................................13

Item 2.           Changes in Securities and Use of Proceeds...................................................13

Item 3.           Defaults Upon Senior Securities.............................................................13

Item 4.           Submission of Matters to a Vote of Security Holders.........................................13

Item 5.           Other Information...........................................................................13

Item 6.           Exhibits and Reports on Form 8-K............................................................13


SIGNATURES    ................................................................................................14

EXHIBIT INDEX  ...............................................................................................15


                        PART I. -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                             MARCH 31,          JUNE 30,
                                                                                               2002               2001
                                                                                             --------           --------
                                                                                           (UNAUDITED)
ASSETS
Cash                                                                                         $    124           $    129
Accounts receivable, net                                                                       16,436             15,043
Inventories                                                                                     2,148              2,264
Deferred income taxes                                                                           2,692              1,501
Prepaid expenses                                                                                  748              1,010
Other current assets                                                                            4,390              3,684
                                                                                             --------           --------
     Total current assets                                                                      26,538             23,631
                                                                                             --------           --------


Property and equipment, net                                                                    37,819             39,513
Intangibles, net                                                                               19,386             20,087
Investment in affiliate                                                                         7,063              7,198
Other assets                                                                                      121                 38
                                                                                             --------           --------
     Total assets                                                                            $ 90,927           $ 90,467
                                                                                             ========           ========


LIABILITIES
Accounts payable                                                                             $  3,474           $  4,902
Accrued compensation and related taxes                                                          2,713              2,592
Current maturities of noncurrent liabilities                                                      248                284
Other current liabilities                                                                       6,471              8,226
                                                                                             --------           --------
     Total current liabilities                                                                 12,906             16,004
                                                                                             --------           --------

Long-term debt                                                                                 32,563             31,607
Deferred income taxes                                                                           5,681              5,517
                                                                                             --------           --------
     Total liabilities                                                                         51,150             53,128
                                                                                             --------           --------


SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and
   outstanding                                                                                     --                 --
Common stock, no par value; 30,000,000 shares authorized; 10,939,957 shares issued
and outstanding at March 31, 2002 and June 30, 2001                                               109                109
Additional paid-in capital                                                                     41,507             41,507
Retained earnings (deficit)                                                                    (1,582)            (4,277)
Accumulated other comprehensive loss                                                             (257)                --
                                                                                             --------           --------
     Total shareholders' equity                                                                39,777             37,339
                                                                                             --------           --------
     Total liabilities and shareholders' equity                                              $ 90,927           $ 90,467
                                                                                             ========           ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          MARCH 31,                      MARCH 31,
                                                                   -----------------------       -----------------------
                                                                     2002           2001           2002           2001
                                                                   --------       --------       --------       --------
                                                                         (unaudited)                  (unaudited)
Revenues                                                           $ 22,957       $ 22,427       $ 68,867       $ 74,373

Costs and expenses:
     Cost of services                                                15,414         15,360         45,604         50,590
     Selling, general and administrative expenses                     3,728          4,143         11,334         13,665
     Depreciation and amortization                                    2,709          2,000          7,335          5,950
     Special charges                                                     --          9,235             --          9,235
                                                                   --------       --------       --------       --------
     Total costs and expenses                                        21,851         30,738         64,273         79,440
                                                                   --------       --------       --------       --------
Income (loss) from operations                                         1,106         (8,311)         4,594         (5,067)
Interest expense                                                        622            845          2,012          2,523
                                                                   --------       --------       --------       --------
Income (loss) from continuing operations before income
     taxes and equity in earnings (loss) of affiliate                   484         (9,156)         2,582         (7,590)
Provision (benefit) for income taxes                                      8           (747)           931            (89)
                                                                   --------       --------       --------       --------
Income (loss) from continuing operations before equity
     in earnings (loss) of affiliate                                    476         (8,409)         1,651         (7,501)
Equity in earnings (loss) of affiliate                                   93             75           (135)           324
                                                                   --------       --------       --------       --------
Net income (loss) from continuing operations                            569         (8,334)         1,516         (7,177)
Income (loss) from discontinued operations, net of tax                1,179         (8,238)         1,179         (8,208)
                                                                   --------       --------       --------       --------
Net income (loss)                                                  $  1,748       $(16,572)      $  2,695       $(15,385)
                                                                   ========       ========       ========       ========

Net income (loss) per share:
     Continuing operations                                         $   0.05       $  (0.77)      $   0.14       $  (0.66)
     Discontinued operations                                           0.11          (0.75)          0.11          (0.75)
                                                                   --------       --------       --------       --------
Net income (loss) per share                                        $   0.16       $  (1.52)      $   0.25       $  (1.41)
                                                                   ========       ========       ========       ========
Net income (loss) per share, assuming dilution:
     Continuing operations                                         $   0.05       $  (0.77)      $   0.14       $  (0.66)
     Discontinued operations                                           0.11          (0.75)          0.11          (0.75)
                                                                   --------       --------       --------       --------
Net income (loss) per share, assuming dilution                     $   0.16       $  (1.52)      $   0.25       $  (1.41)
                                                                   ========       ========       ========       ========

Weighted average common shares outstanding                           10,940         10,940         10,940         10,938
Weighted average common shares outstanding, assuming dilution        11,347         10,940         10,943         10,938


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                       NINE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                  ---------------------------
                                                                                                    2002               2001
                                                                                                  --------           --------
                                                                                                          (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                                                 $  2,695           $(15,385)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                                                      6,398              5,328
   Amortization                                                                                        937              1,369
   Loss on sale of subsidiary                                                                           --              5,843
   Equity in earnings (loss) of affiliate                                                              135               (324)
   Loss on disposals of assets                                                                          36                 79
   Change in deferred income taxes                                                                    (855)              (575)
   Non-cash special charges (continuing and discontinued operations)                                    --              8,946
   Changes in operating assets and liabilities:
     Accounts receivable                                                                            (1,393)             1,222
     Inventories                                                                                        16               (868)
     Prepaid expenses and other assets                                                                (721)              (977)
     Accounts payable                                                                               (1,428)            (3,752)
     Other accrued liabilities                                                                      (2,005)             1,543
                                                                                                  --------           --------
Net cash provided by operating activities                                                            3,815              2,449
                                                                                                  --------           --------

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from recapitalization of Pentagon                                                              --             22,631
Purchases of property and equipment                                                                 (4,765)            (4,934)
Proceeds from the disposal of property and equipment                                                    25                  9
                                                                                                  --------           --------
Net cash (used in)/provided by investing activities                                                 (4,740)            17,706
                                                                                                  --------           --------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility                                                             22,286             43,164
Payments on revolving credit facility                                                              (21,154)           (62,107)
Payments on notes payable                                                                             (212)            (1,252)
Payments on capital lease obligations                                                                   --                (54)
                                                                                                  --------           --------
Net cash provided by/(used in) financing activities                                                    920            (20,249)
                                                                                                  --------           --------
Decrease in cash                                                                                        (5)               (94)
Cash at beginning of year                                                                              129                236
                                                                                                  --------           --------
Cash at end of period                                                                             $    124           $    142
                                                                                                  ========           ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

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

         The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended March 31, 2002 and 2001, respectively, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2001 ("Annual Report"). The results of operations for the three and nine months ended March 31, 2002 and 2001, respectively, are not necessarily indicative of the results for the full year.

         COMPREHENSIVE INCOME (LOSS) The only component of other comprehensive
(loss) relates to the mark-to-market adjustment for the Company's interest rate swaps (see Note 5). Comprehensive income for the nine month period ended March 31, 2002 was $2,438,000.

         PROPERTY AND EQUIPMENT Historically, the Company had recorded a salvage value on all property and equipment. While the Company has ceased assigning salvage value to property and equipment, except for land and buildings, there was approximately $4.1 million in salvage value recorded on the Company's books for all property and equipment, other than land and buildings. Effective in the third quarter of fiscal 2002, the Company began depreciating the aggregate salvage value of approximately $4.1 million over the remaining useful life of each respective asset. This change in estimate resulted in an increase in depreciation expense of $0.5 million for the three months ended March 31, 2002 and a decrease in net income of $0.3 million, or ($0.03) per share.

         USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

NOTE 2.  DISCONTINUED OPERATIONS

      On June 4, 2001 the Company closed on the sale of the Industrial Products and Services ("Filter") group to CLARCOR Inc., a filter manufacturer. Under the terms of the agreement, the purchase price was approximately $31.0 million, subject to final closing adjustments. In the quarter ended March 31, 2002, the Company finalized negotiations related to the sale of the Filter group. The final purchase price, after closing adjustments was $29.3 million.

      Income from discontinued operations for the three and nine months ended March 31, 2002 consists solely of a tax benefit related to a reduction in the valuation allowance against the Company's deferred tax asset for capital loss carry-forwards associated with the sale of the Filter group. These tax benefits resulted from fiscal 2002 developments related to the finalization of the Company's fiscal 2001 income tax return.

      Loss from discontinued operations for the three and nine months ended March 31, 2001 includes Filter group net sales that totaled $15.0 million and $47.1 million, respectively. Operating results for discontinued operations for the three and nine months ended March 31, 2001 include a pre-tax charge of $1.8 million primarily related to asset write-downs and other costs associated with the sale of the Filter group. Interest expense is charged to discontinued operations based on intercompany account balances at the Company's effective external borrowing rate. Interest expense included in discontinued operations was $0.6 million and $1.8 million for the three and nine months ended March 31, 2001, respectively. The loss from discontinued operations for both the three and nine months ended March 31, 2001 is net of an income tax benefit of $1.2 million.

NOTE 3.  INTANGIBLE ASSETS

         Intangible assets are summarized as follows (in thousands):

                                                   MARCH 31,        JUNE 30,
                                                     2002            2001
                                                   -------          -------
                   Goodwill                        $11,647          $11,934
                   Customer lists                    6,715            6,960
                   Patents                             882              987
                   Non-compete agreements              142              206
                                                   -------          -------
                                                   $19,386          $20,087
                                                   =======          =======

         Accumulated amortization of intangibles as of March 31, 2002 and June 30, 2001 was $4.5 million and $3.5 million, respectively.

NOTE 4.  INCOME TAXES

         The income tax provision for continuing operations for the three and nine months ended March 31, 2002 includes a non-recurring benefit of $0.2 million related to a reduction in the Company's valuation allowance against the Company's deferred tax asset for capital loss carry-forwards associated with the Company's July 2001 sale of Pentagon Technologies Group, Inc. ("Pentagon") stock. The reduction in the valuation allowance resulted from 2002 developments related to the finalization of the Company's fiscal 2001 income tax return. Excluding this non-recurring benefit, the Company's effective income tax rate for both the three and nine months ended March 31, 2002 was 44%.

         The income tax benefit for continuing operations for the three and nine months ended March 31, 2001 includes a non-cash charge of $2.9 million for a valuation allowance against the Company's net deferred tax asset related to the capital loss carry-forward from the sale of Pentagon. Excluding the valuation allowance, the Company's effective income tax rate for both the three and nine months ended March 31, 2001 was 40%.


NOTE 5.  INTEREST RATE RISK MANAGEMENT

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

         A liability of $429,000 ($257,000 net of tax) has been recognized in the consolidated financial statements at March 31, 2002 for the mark-to-market adjustment on the interest rate swap contracts with the offsetting net of tax amount recorded in accumulated other comprehensive loss.

NOTE 6.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                               MARCH 31,                   MARCH 31,
                                                                        ----------------------      ----------------------
                                                                          2002         2001           2002         2001
                                                                        -------     ----------      -------    -----------
         Numerator for basic and diluted earnings (loss)
           per share - net income (loss) from
         Continuing operations ....................................     $   569     $   (8,334)     $ 1,516    $    (7,177)
         Discontinued operations ..................................       1,179         (8,238)       1,179         (8,208)
                                                                        -------     ----------      -------     ----------

        Net income (loss) .........................................     $ 1,748     $  (16,572)     $ 2,695     $  (15,385)
                                                                        =======     ==========      =======     ==========

         Denominator for basic earnings (loss) per share - weighted
           average common shares ..................................      10,940         10,940       10,940         10,938

           Effect of dilutive securities:
           Dilutive employee stock options ........................         407             --            3             --
                                                                        -------     ----------      -------     ----------
           Dilutive potential common shares .......................         407             --            3             --

         Denominator for diluted earnings (loss) per share -
           adjusted weighted average common shares and assumed
           conversions ............................................      11,347         10,940       10,943         10,938
                                                                        =======     ==========      =======     ==========

        Net income (loss) per share:
         Continuing operations ....................................     $  0.05     $    (0.77)     $  0.14     $    (0.66)
         Discontinued operations ..................................        0.11          (0.75)        0.11          (0.75)
                                                                        -------     ----------      -------     ----------
        Net income (loss) per share ...............................     $  0.16     $    (1.52)     $  0.25     $    (1.41)
                                                                        =======     ==========      =======     ==========

        Net income (loss) per share, assuming dilution:
          Continuing operations ...................................     $  0.05     $    (0.77)     $  0.14     $    (0.66)
          Discontinued operations .................................        0.11          (0.75)        0.11          (0.75)
                                                                        -------     ----------      -------     ----------
        Net income (loss) per share, assuming dilution ............     $  0.16     $    (1.52)     $  0.25     $    (1.41)
                                                                        =======     ==========      =======     ==========

         Options to purchase 1,417,053 and 1,670,249 shares of common stock at a weighted average price of $6.14 and $6.01 per share, respectively, were outstanding during the three months ended March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, therefore, the effect would be antidilutive. Options to purchase 1,820,812 and 821,249 shares of common stock at a weighted average price of $4.78 and $9.70 per share, respectively, were outstanding during the nine months ended March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, therefore, the effect would be antidilutive.

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

DISCONTINUED OPERATIONS

         On June 4, 2001 the Company closed on the sale of the Industrial Products and Services ("Filter") group to CLARCOR Inc., a filter manufacturer. Under the terms of the agreement, the purchase price was approximately $31.0 million, subject to final closing adjustments. In the quarter ended March 31, 2002, the Company finalized negotiations related to the sale of the Filter group. The final purchase price, after closing adjustments was $29.3 million.

      Income from discontinued operations for the three and nine months ended March 31, 2002 consists solely of a tax benefit related to a reduction in the valuation allowance against the Company's deferred tax asset for capital loss carry-forwards associated with the sale of the Filter group. These tax benefits resulted from fiscal 2002 developments related to the finalization of the Company's fiscal 2001 income tax return.

RESULTS OF OPERATIONS

         The following table sets forth selected statement of operations data for continuing operations as a percentage of revenues:


                                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                        MARCH 31,              MARCH 31,
                                                                   ------------------     -----------------
                                                                    2002        2001        2002       2001
                                                                    -----      -----       -----      -----
         Revenues ...........................................       100.0%     100.0%      100.0%     100.0%
         Costs and expenses:
            Cost of services ................................        67.2       68.5        66.1       68.0
            Selling, general and administrative expenses ....        16.2       18.5        16.5       18.4
            Depreciation and amortization ...................        11.8        8.9        10.7        8.0
            Special charges .................................          --       41.2          --       12.4
                                                                    -----      -----       -----      -----
            Total costs and expenses ........................        95.2      137.1        93.3      106.8
                                                                    -----      -----       -----      -----
         Income (loss) from operations ......................         4.8      (37.1)        6.7       (6.8)
         Interest expense ...................................         2.7        3.7         2.9        3.4
                                                                    -----      -----       -----      -----
         Income (loss) from continuing operations before
            income taxes and equity in earnings of
              affiliate......................................         2.1      (40.8)        3.8      (10.2)
         Provision (benefit) for income taxes ...............          --       (3.3)        1.4       (0.1)
                                                                    -----      -----       -----      -----

         Income (loss) from continuing operations
            before equity in earnings of affiliate ..........         2.1%     (37.5)%       2.4%     (10.1)%
                                                                    =====      =====       =====      =====

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Revenues. Revenues increased to $23.0 million in the third quarter of fiscal 2002 from $22.4 million in the prior year period. The increase was primarily the result of new project work that took place in the third quarter of fiscal 2002.

         Cost of Services. Total cost of services was $15.4 million for both the three months ended March 31, 2002 and the three months ended March 31, 2001. Cost of services as a percentage of revenue decreased to 67.2% in the third quarter of fiscal 2002 from 68.5% in the prior year period. The decrease was primarily the result of the Company's profit enhancement initiatives, particularly related to supplies and maintenance costs.

         Selling, General and Administrative Expenses. Total selling, general and administrative expenses were $3.7 million and $4.1 million for the three months ended March 31, 2002 and 2001, respectively. As a percentage of revenue, selling, general and administrative expenses decreased to 16.2% in the third quarter of fiscal 2002 from 18.5% in the prior year period. This decrease was primarily the result of reduced personnel and related costs.

         Depreciation and Amortization Expenses. Total depreciation and amortization expenses were $2.7 million and $2.0 million for the three months ended March 31, 2002 and 2001, respectively. As a percentage of revenue, depreciation and amortization expenses increased to 11.8% in the third quarter of fiscal 2002 from 8.9% in the prior year period. The increase in depreciation and amortization is primarily due to the additional depreciation expense recorded in the current year period as a result of the change in estimate related to salvage value. Effective in the third quarter of fiscal 2002, the Company began depreciating salvage value for all property and equipment, except for land and buildings, over the remaining useful life of each respective asset. This change in estimate resulted in additional depreciation expense of $0.5 million in the current fiscal quarter and will continue to impact the Company's depreciation expense over the next several fiscal years.

         Income from Operations. Income from operations was $1.1 million for the three months ended March 31, 2002 compared to a loss from operations of $8.3 million for the three months ended March 31, 2001. Excluding the special charges in the third quarter of fiscal 2001, operating income was $0.9 million. As a percentage of revenue, income from operations increased to 4.8% in the third quarter of fiscal 2002 compared with 4.1% in the prior year period. The increase in income from operations as a percentage of revenue is due the operating improvements discussed above, partially offset by the additional depreciation expense noted above.

         Interest Expense. Interest expense decreased to $0.6 million in the third quarter of fiscal 2002 from $0.8 million in the prior year period. The decrease was primarily due to lower average outstanding borrowings during the third quarter of fiscal 2002 compared to the prior year period as a result of the proceeds from the sale of the Filter group being used to repay a portion of the Company's debt.

         Provision for Income Taxes. The provision (benefit) for income taxes for the three months ended March 31, 2002 and 2001 reflects an effective rate of 2% and (8%), respectively. The provision for income taxes for the three months ended March 31, 2002 includes a non-recurring benefit of $0.2 million related to a reduction in the Company's valuation allowance against the Company's deferred tax asset for capital loss carry-forwards associated with the Company's July 2001 sale of Pentagon Technologies Group, Inc. ("Pentagon") stock. The reduction in the valuation allowance resulted from 2002 developments related to the finalization of the Company's fiscal 2001 income tax return. Excluding this non-recurring benefit, the Company's effective income tax rate for the three months ended March 31, 2002 was 44%. The benefit for income taxes for the three months ended March 31, 2001 reflects a charge of $2.9 million for a valuation allowance against the Company's net deferred tax asset related to the capital loss carry-forward from the sale of Pentagon. Excluding the valuation allowance, the Company's effective income tax rate for the three months ended March 31, 2001 was 40%.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

         Revenues. Revenues decreased to $68.9 million in the first nine months of fiscal 2002 from $74.4 million in the prior year period. The decrease was primarily the result of the slowdown in the economy and its impact on many of the customers and industries that the Company serves.

         Cost of Services. Total cost of services was $45.6 million for the nine months ended March 31, 2002 compared to $50.6 million for the nine months ended March 31, 2001. Cost of services as a percentage of revenue decreased to 66.1% in the first nine months of fiscal 2002 from 68.0% in the prior year period. The decrease was primarily due to less reliance on sub-contract services and the Company's profit enhancement initiatives, particularly related to supplies and maintenance costs.

         Selling, General and Administrative Expenses. Total selling, general and administrative expenses were $11.3 million and $13.7 million for the nine months ended March 31, 2002 and 2001, respectively. As a percentage of revenue, selling, general and administrative expenses decreased to 16.5% in the first nine months of fiscal 2002 from 18.4% in the prior year period. The first nine months of fiscal 2001 include a $0.6 million charge for severance related to the resignation of certain officers of the Company. Excluding the severance charge, selling, general and administrative expenses as a percentage of revenue decreased to 16.5% in the first nine months of fiscal 2002 from 17.6% in the prior year period. This decrease was primarily the result of reduced personnel and related costs.

         Depreciation and Amortization Expenses. Total depreciation and amortization expenses were $7.3 million and $6.0 million for the nine months ended March 31, 2002 and 2001, respectively. As a percentage of revenue, depreciation and amortization expenses increased to 10.7% in the first nine months of fiscal 2002 from 8.0% in the prior year period. The increase in depreciation and amortization is primarily due to the additional depreciation expense recorded in the current year period as a result of the change in estimate related to salvage value previously discussed.

         Income from Operations. Income from operations was $4.6 million for the nine months ended March 31, 2002 compared to a loss from operations of $5.1 million for the nine months ended March 31, 2001. Excluding the special charges in the third quarter of fiscal 2001, operating income was $4.2 million. As a percentage of revenue, income from operations increased to 6.7% in the in the nine months ended March 31, 2002 compared with 5.6% in the prior year period. While revenue has been impacted by the slowdown in the economy, the Company has maintained its margins primarily due to the operating improvements discussed above, partially offset by the additional depreciation expense noted above.

         Interest Expense. Interest expense decreased to $2.0 million in the first nine months of fiscal 2002 from $2.5 million in the prior year period. The decrease was primarily due to lower average outstanding borrowings during the first nine months of fiscal 2002 compared to the prior year period as a result of the proceeds from the sale of the Filter group and the recapitalization of Pentagon being used to repay a portion of the Company's debt.

         Provision for Income Taxes. The provision (benefit) for income taxes for the nine months ended March 31, 2002 and 2001 reflects an effective rate of 36% and (1%), respectively. The provision for income taxes for the nine months ended March 31, 2002 includes a non-recurring benefit of $0.2 million related to a reduction in the Company's valuation allowance against the Company's deferred tax asset for capital loss carry-forwards associated with the Company's July 2001 sale of Pentagon stock. The reduction in the valuation allowance resulted from 2002 developments related to the finalization of the Company's fiscal 2001 income tax return. Excluding this non-recurring benefit, the Company's effective income tax rate for the nine months ended March 31, 2002 was 44%. The benefit for income taxes for the nine months ended March 31, 2001 reflects a charge of $2.9 million for a valuation allowance against the Company's net deferred tax asset related to the capital loss carry-forward from the sale of Pentagon. Excluding the valuation allowance, the Company's effective income tax rate for the nine months ended March 31, 2001 was 40%.



LIQUIDITY AND CAPITAL RESOURCES

         The Company has a $47.5 million revolving credit facility, which terminates in October 2002, subject to a one-year extension by the banks on the anniversary of the agreement. The facility is secured by substantially all of the Company's assets. Under the terms of the current credit facility, the entire $47.5 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the current credit facility are at rates based on the Eurodollar market rate. Availability of borrowing is subject to the maintenance of a minimum level of net worth, certain levels of interest coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization that the Company believes will not affect the availability of borrowings under the current credit facility. As of March 31, 2002, borrowings under the current credit facility were $32.4 million.

         The Company is in the process of negotiating a new credit facility and currently has a firm commitment from the banks that would extend the facility through May 2005.

INFLATION

         The effects of inflation on the Company's operations were not significant during the periods presented in the Consolidated Financial Statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company's revolving credit facility, which is subject to a variable rate of interest based on the Eurodollar rate, had a balance of $32.4 million at March 31, 2002. The Company has hedged its exposure to changes in interest rates by fixing the rate of interest on $20.0 million of its variable rate revolving credit facility through interest rate swap agreements. Assuming borrowings at March 31, 2002, a one hundred basis point change in interest rates would impact interest expense by approximately $0.1 million per year.

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

                                      MPW INDUSTRIAL SERVICES GROUP, INC.,
                                      an Ohio corporation


Dated:      May 15, 2002              By:  /s/ Richard R. Kahle
      --------------------------          ------------------------------------
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