Form 10-K
period 2002-06-30
MPW INDUSTRIAL SERVICES GROUP INC
filed 2002-09-27
CIK 1047098

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                            ------------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                to

                        Commission File Number: 0-23335
                      MPW INDUSTRIAL SERVICES GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                       OHIO                                                        31-1567260
           (State or other jurisdiction                                           (IRS Employer
         of incorporation or organization)                                     Identification No.)
      9711 LANCASTER ROAD, S.E., HEBRON, OHIO                                         43025
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to them best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 24, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $9,419,239.*

     The number of shares of Common Stock outstanding on September 24, 2002, was 10,939,957 shares.

     The Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 13, 2002 is incorporated by reference in
Part III of this Form 10-K to the extent stated herein.
                             ----------------------

* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities law formatting

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

                               PART II
Item 5.   Market for Common Equity and Related Stockholder Matters....   11
Item 6.   Selected Consolidated Financial Data........................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7a.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   20
Item 8.   Financial Statements and Supplementary Data.................   21
Item 9.   Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure........................................   42

                               PART III
Item 10.  Directors and Executive Officers............................   43
Item 11.  Executive Compensation......................................   43
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   43
Item 13.  Certain Relationships and Related Transactions..............   43
Item 14.  Controls and Procedures.....................................   43

                               PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   44
SIGNATURES............................................................   47
CERTIFICATIONS........................................................   48
EXHIBIT INDEX.........................................................   49

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

ITEM 1.  BUSINESS

BUSINESS

     MPW Industrial Services Group, Inc. and its subsidiaries (the "Company") is a leading provider of integrated, technically-based industrial cleaning and related facilities support services to a broad array of industries, primarily in North America. The Company operates under three separate segments that are integral to a wide variety of manufacturing processes. These three segments are Industrial Cleaning and Facility Maintenance, Industrial Container Cleaning and Industrial Process Water Purification.

     Industrial Cleaning and Facility Maintenance. The Company believes that it is a leading provider of industrial cleaning and facility maintenance in the midwestern and southeastern United States. The Company provides industrial cleaning of, and facility maintenance services to, critical operating equipment for industrial customers primarily at their facilities. The typical industries served by this segment include the automotive, utility, chemical, pulp and paper, manufacturing and steel industries. The Company provides its industrial cleaning and facility maintenance services on a daily recurring basis, a project-by-project basis, as well as pursuant to longer-term arrangements. The Company's services principally include: dry vacuuming, wet vacuuming, industrial power washing, water blasting, ultra-high pressure water blasting, cryojetic cleaning and chemical cleaning. These services have been provided for over 30 years. The labor support business (the "Facility Support Division") of the Industrial Cleaning and Facility Maintenance segment provides support to customers' ongoing maintenance of their facilities as well as cleaning services that help customers to maximize the performance of their production processes through effective cleaning, leading to increased efficiency and productivity in their facilities.

     Industrial Container Cleaning. The Company believes that it is a leading container cleaner for automotive paint manufacturers in North America. The automotive industry uses paint resin containers ("totes") in the vehicle painting process. Totes are large portable stainless steel or aluminum containers that are filled with paint resin and are refilled after cleaning services are provided. The Company also provides container cleaning services to various other industrial customers. This segment uses patented cleaning systems to perform services from two primary processing facilities located in Detroit, Michigan and Cleveland, Ohio.

     Industrial Process Water Purification. The Company believes that it is a leading provider of industrial process water purification trailers in the midwestern United States on both a scheduled and emergency basis. The

Company provides pure feed water to customers primarily in the utility, healthcare, manufacturing and automotive industries. The Company can also provide water purification equipment on an emergency response basis when customers' existing water purification systems are temporarily out of service or cannot meet the existing demand. The Company also offers purified water service exchange, which involves the delivery and pickup of smaller tanks of purification media and is an economical solution for small quantity requirements.

MARKETING

     The Company's marketing and sales efforts focus on increasing the volume of current services provided to existing customers, actively cross-marketing additional services to the existing customer base and developing new customer relationships.

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

     Cross-Marketing. Each of the Company's divisions has a strong management team that is responsible for ensuring that customer relationships are built on a foundation of high-quality, responsive service. The Company's senior management team actively develops a thorough understanding of customers' outsourcing needs and makes every effort to present innovative solutions to meet these needs. Once a cross-marketing opportunity has been identified, the technical and sales leadership of the division being marketed takes the lead in supporting the sales effort to the customer.

     Developing New Customer Relationships. The Company attempts to visit and communicate with facilities that it does not actively serve on a recurring basis. The Company presently has sales managers located in our offices throughout the United States and uses these individuals to manage the majority of these efforts. The Company supports the efforts of this sales force by involving account, division and business unit managers in circumstances where the Company has identified a strong opportunity to provide services. The Company also markets its reputation and capabilities to plant management within these facilities and to the corporate management of these companies. In these cases, either Monte R. Black or other members of the senior management team may participate in sales presentations.

CUSTOMERS

     During fiscal 2002, the Company had sales to approximately 800 customers with the ten largest customers representing 33.5% of revenues.

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

     In certain fixed-based facilities of the Company, it cleans industrial paint containers used by automobile paint manufacturers. The customers for whom the Company does this cleaning typically execute long-term agreements or blanket orders that provide for consistent levels of business. In these circumstances, the Company regularly communicates with such customers to identify and plan for expected turnaround times and delivery schedules.

EMPLOYEES

     As of June 30, 2002, the Company employed over 1,300 full-time employees. The Company's subsidiary based in Detroit, Michigan, which is unionized, employed approximately 80 of these employees. The Company's other employees do not belong to unions. The Company has not experienced any work stoppages and believes that relations with its employees are good.

SAFETY, TRAINING AND QUALITY ASSURANCE

     Performance of many of the Company's services requires the use of equipment and exposure to conditions that can be dangerous. Although the Company is committed to a policy of operating safely and prudently, it has been and is subject to claims by employees, customers and third parties for property damage and personal injuries resulting from the performance of services. To minimize these risks, the Company has adopted broad training and educational programs and comprehensive safety policies and regulations. The Company requires that all operational personnel complete applicable safety courses mandated by the Occupational Safety and Health Administration, Environmental Protection Agency, Department of Transportation and Mine Safety and Health Administration in areas including hazard communication, protective equipment, confined space entry, first aid, decontamination procedures and emergency response. In addition to these mandated training courses, water blast, dry and wet vacuum and power wash operations personnel complete an MPW-designed hands-on skill training program prior to commencing these activities. Management regularly monitors compliance with regulations set forth by the Occupational Safety and Health Administration and the other regulatory authorities and is responsible for directing the overall safety, training, quality assurance and environmental compliance programs. In addition, most of the Company's service facilities have a designated safety/training manager who has responsibility for overseeing safety policies and procedures at the facility.

COMPETITION

     The Company believes that the principal competitive factors are experience, capability, customer responsiveness and price competitiveness. The Company believes that its principal competitive advantages are technically-based services, ongoing customer relationships, customer responsiveness and quality of operational personnel. The Company positions itself competitively as a value leader and not a price leader, though it remains necessary for the Company to price its services at levels where customers will achieve cost savings versus performing the same services themselves.

     The market for industrial services is highly fragmented. There are many competitors in each of the Company's segments, but the Company does not believe that there is any competitor that offers the quality and range of services that the Company can offer. Each segment competes with a number of companies in substantially all of the regions in which they operate.

     The Industrial Cleaning and Facility Maintenance segment competes with large national or regional firms that are typically divisions or subsidiaries of engineering, construction or other service firms and a large number of private firms with relatively few customer relationships, and the Industrial Water Process Purification segment competes with large national water purification firms in its midwestern market and also with smaller regional competitors. The Company believes it is the leading provider of container cleaning services to the automotive paint manufacturers in North America, but competes with smaller private companies in this market.

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

     As part of its industrial cleaning services, the Company provides support to customers for the management of their hazardous materials and other contaminants generally in the form of assisting in the movement of these materials within customers' facilities and, occasionally, assisting customers in the logistics of transporting hazardous materials, including advising customers on the completion of waste manifests and providing customers with information regarding permitted disposal facilities. The Company does not transport or dispose of these hazardous materials, and attempts to not take regulatory responsibility for hazardous materials. The Company attempts to avoid any regulatory responsibility by not taking title to any wastes as defined in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act of 1976 and the Superfund Amendments and Reauthorization Act.

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

     The Company believes that it has obtained the permits and licenses required to perform business and believes that it is in substantial compliance with all federal, state and local laws and regulations governing the Company's business. To date, the Company has not been subject to any significant fines, penalties or other liabilities under these laws and regulations. However, no assurance can be given that future changes in these laws and regulations, or interpretations thereof, will not have an adverse impact on the Company's operations.

INSURANCE

     Much of the work the Company performs is pursuant to contracts that require the Company to indemnify the customer for injury or damage occurring on the work site. The terms of these indemnity agreements vary, but generally they provide that the Company is required to indemnify the customer for losses resulting from or incurred in connection with the Company's actions while providing services. Liability for these indemnification claims is covered primarily by the Company's insurance policies.

     Although the Company believes that its insurance coverage is consistent with industry practice, there are exclusions for environmental pollution and other types of environmental damage claims. An uninsured or partially insured claim, if successful and of sufficient magnitude, could have a material adverse effect on the Company or its financial condition.

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

     The Company may be adversely affected if customers reduce their outsourcing or use preferred vendors. The Company's business and growth strategies depend in large part on the continuation of a trend toward outsourcing industrial services. The decision to outsource depends upon customer perceptions that outsourcing may provide higher quality services at a lower overall cost and permit customers to focus on core business activities. The Company cannot be certain that this trend will continue or not be reversed or that customers that have outsourced functions will not decide to perform these functions themselves. In addition, labor unions representing employees of some of the Company's current and prospective customers have generally opposed the outsourcing trend and sought to direct to union employees the performance of the types of services we offer. In addition, management has identified a trend among some of customers toward the retention of a limited number of preferred vendors to provide all or a large part of their required facility services. The Company cannot be certain that this trend will continue or not be reversed or, if it does continue, that we will be selected and retained as a preferred vendor to provide these services. Adverse developments with respect to either of these trends would have a material adverse effect on the business, results of operations and financial condition.

     The Company would be adversely affected if key customers are lost. In fiscal 2002, the Company's ten largest customers represented 33.5% of total revenues. Customers may terminate or modify substantially all arrangements to perform services for them at will and without penalty. The loss of, and failure to replace the revenues from, one or more large customers or the loss of a significant number of customers could have a material adverse effect on the business, results of operations and financial condition.

     The business cycles of the Company's customers could adversely affect revenues. Many significant customers of the Company operate in industries, such as the automotive, steel, manufacturing, pulp and paper and utilities industries, which are subject to work stoppages and slowdowns and have historically shown sensitivity to recessions and other adverse conditions in the general economy. A general or regional economic downturn or a work stoppage at one of the Company's significant customers could have a material adverse effect on the business, results of operations and financial condition.

     The Company may be adversely affected if it is unable to maintain an adequate workforce. The Company's business is labor intensive and could be adversely affected if the Company fails to maintain an adequate workforce. A large majority of the workforce is comprised of hourly workers. The Company incurs substantial expenses for recruiting and training new personnel. The Company has historically experienced a high level of turnover, and there can be no assurance that it will be able to successfully attract and retain employees. As a result of a shortage in the supply of hourly workers, the Company may not be able to maintain a labor force adequate to operate efficiently, labor expenses may increase or the Company may have to curtail its growth strategy.

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

     A failure to retain senior management could have an adverse effect on the Company's business. The Company's business is largely dependent upon the efforts of the members of the senior management team, particularly Monte R. Black, Chairman of the Board, Chief Executive Officer and Chief Operating Officer. If this executive officer or other officers of the Company do not continue in their present positions, or if a material number of other managers fail to continue with the Company, the business could be adversely affected.

     The concentration of voting power and legal barriers may limit takeover opportunities. Effective control of the Company by Monte R. Black, Chairman, Chief Executive Officer and Chief Operating Officer, as well as statutory provisions of Ohio law and our Articles of Incorporation and Code of Regulations, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or changes in management of the Company, including transactions in which shareholders might otherwise receive a premium over the then current market price for their shares.

     Voting Control

          Mr. Black owns beneficially, directly and indirectly, approximately 58% of the Company's outstanding common stock. Accordingly, Mr. Black will be able to exercise effective control over the Company's affairs, the election of individuals to the Board of Directors and the outcome of other matters submitted to a vote of shareholders.

     Articles of Incorporation and Code of Regulations

          The Company's Articles of Incorporation and Code of Regulations include the requirement of certain supermajority votes and the establishment of certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders' meetings. The Board of Directors also has authority to issue one or more series of preferred stock without further shareholder approval and upon terms it determines. Issuance of preferred stock could adversely affect holders of the common stock in the event of liquidation or delay, defer or prevent an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise.

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

     Environmental risks could adversely affect the Company's business. Although the Company attempts not to take responsibility for, nor transport or dispose of, hazardous materials generated by customers in the normal course of business, the Company does provide support to customers for the management of their hazardous materials. This support includes some on-site movement and packaging of customers' hazardous materials and logistical support for customers' transportation and disposal of hazardous materials. In addition, some of the Company's more specialized cleaning procedures may require employees to work near hazardous materials. In performing these services, the Company could potentially be liable to third parties or their employees for various claims for property damage or personal injury stemming from a release of hazardous substances or otherwise. Personal injury claims could arise contemporaneously with performance of the work or long after completion of the project as a result of alleged exposure to toxic substances. A large number of these claims or one or more claims that results in a significant liability to the Company could have a material adverse effect on the business, results of operations and financial condition.

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

ITEM 2.  PROPERTIES

FACILITIES

     The Company currently services customers through its Hebron, Ohio headquarters and over 42 branch locations in 14 states plus Canada. The Company owns a 22,000 square foot building, which serves as its principal executive offices, an 11,000 square foot building, which services as its main fabrication facility, and an 8,250 square foot building, which serves as its paint and body facility, in Hebron, Ohio; a 60,000 square foot industrial container cleaning facility in Cleveland, Ohio; and a 40,000 square foot industrial water facility in Sedalia, Missouri. Many of the Company's locations are leased facilities ranging from 3,000 to 71,000 square feet at which the Company houses equipment and maintains a small sales and administrative staff. Each industrial cleaning branch location is equipped to perform minor equipment maintenance. The Company leases land, office space and its maintenance and training facility in Hebron, Ohio, consisting of approximately 48,000 square feet, its industrial water facilities located in Newark, Ohio, consisting of approximately 32,000 square feet and its industrial container cleaning facility located in Chesterfield, Michigan, consisting of approximately 71,000 square feet, from related parties. See Item 13. Certain Relationships and Related Transactions.

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

     Monte R. Black (age 52). Mr. Black originally founded the Company in 1972 and has served as Chief Executive Officer and Chairman of the Board of Directors since that time.

     James P. Mock (age 57). Mr. Mock joined the Company in October 1996 as Vice President and General Manager of the Northern Region, Industrial Cleaning. In July 1997, Mr. Mock was appointed Vice President and General Manager of Industrial Cleaning and Facility Maintenance. From 1984 until joining the Company, Mr. Mock served in various general management and executive positions for a leading environmental services company and its successors.

     Richard R. Kahle (age 38). Mr. Kahle joined the Company in September 2000 and was appointed Vice President, Chief Financial Officer and Treasurer. In July of 2001, Mr. Kahle was appointed Secretary. Prior to joining the Company, Mr. Kahle served in the following capacities for Banc One Corporation, a bank holding company, from January 1997 until September 2000: (i) senior vice president -- finance, consumer lending division; (ii) manager of financial planning and analysis -- consumer lending division; (iii) national accounting director; (iv) director of financial reporting; and (v) corporate accounting manager. Before joining Banc One Corporation, from December 1994 until December 1996, Mr. Kahle was the manager of financial accounting for Clopay Corporation, a manufacturing company, and from August 1990 until December 1994, Mr. Kahle was the supervisor of financial reporting for Borden, Incorporated, a manufacturer of chemicals, packaged foods, housewares and consumer adhesives. Prior to joining Borden, Incorporated, Mr. Kahle was employed by Deloitte & Touche, a public accounting firm.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market ("NASDAQ") under the symbol "MPWG". As of September 24, 2002, the Company had approximately 86 shareholders of record. The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company's Common Stock as reported on NASDAQ:

                                                               PRICE RANGE
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
FISCAL 2002
------------
First Quarter...............................................  $1.30   $1.00
Second Quarter..............................................   2.30    1.00
Third Quarter...............................................   2.30    1.90
Fourth Quarter..............................................   2.40    2.04

FISCAL 2001
------------
First Quarter...............................................  $8.06   $3.44
Second Quarter..............................................   2.63    1.00
Third Quarter...............................................   1.88    1.00
Fourth Quarter..............................................   1.63    1.19

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

                                                                      YEAR ENDED JUNE 30,
                                                       --------------------------------------------------
                                                        2002       2001       2000       1999      1998
                                                       -------   --------   --------   --------   -------
STATEMENT OF OPERATIONS DATA
Revenues.............................................  $92,161   $ 98,712   $134,995   $104,151   $71,369
Cost of services (including depreciation)............   68,633     72,202     91,737     70,446    48,689
                                                       -------   --------   --------   --------   -------
Gross profit.........................................   23,528     26,510     43,258     33,705    22,680
Selling, general and administrative expenses.........   17,758     29,150     29,559     22,258    14,518
Deferred stock option compensation (1)...............       --         --         --         --     3,415
                                                       -------   --------   --------   --------   -------
Income (loss) from continuing operations.............    5,770     (2,640)    13,699     11,447     4,747
Interest expense, net................................    2,582      2,987      4,797      2,568       628
Loss on sale of subsidiary...........................       --         --      7,247         --        --
Minority loss........................................       --         --         --         --       119
                                                       -------   --------   --------   --------   -------
Income (loss) from continuing operations before
  income taxes and equity in earnings (loss) of
  affiliate..........................................    3,188     (5,627)     1,655      8,879     4,000
Provision (benefit) for income taxes (2).............    1,198        697        661      3,552      (356)
                                                       -------   --------   --------   --------   -------
Income (loss) from continuing operations before
  equity in earnings (loss) of affiliate.............    1,990     (6,324)       994      5,327     4,356
Equity in earnings (loss) of affiliate, net of tax...     (406)       233         --         --        --
                                                       -------   --------   --------   --------   -------
Net income (loss) from continuing operations.........    1,584     (6,091)       994      5,327     4,356
Income (loss) from discontinued operations, net of
  tax................................................    1,179     (9,685)     1,559      1,565     1,037
                                                       -------   --------   --------   --------   -------
Net income (loss)....................................  $ 2,763   $(15,776)  $  2,553   $  6,892   $ 5,393
                                                       =======   ========   ========   ========   =======
Net income (loss) per share:
  Continuing operations..............................  $  0.14   $  (0.56)  $   0.09   $   0.49
  Discontinued operations............................     0.11      (0.88)      0.14       0.15
                                                       -------   --------   --------   --------
Net income (loss) per share..........................  $  0.25   $  (1.44)  $   0.23   $   0.64
                                                       =======   ========   ========   ========
Net income (loss) per share, assuming dilution:
    Continuing operations............................  $  0.14   $  (0.56)  $   0.09   $   0.46
    Discontinued operations..........................     0.11      (0.88)      0.13       0.14
                                                       -------   --------   --------   --------
Net income (loss) per share, assuming dilution.......  $  0.25   $  (1.44)  $   0.22   $   0.60
                                                       =======   ========   ========   ========
Weighted average common shares outstanding...........   10,940     10,939     10,890     10,734
Weighted average common shares outstanding, assuming
  dilution...........................................   10,942     10,939     11,476     11,521
PRO FORMA INFORMATION (3)
  Income from continuing operations before income
    taxes as reported................................                                             $ 4,000
  Pro forma taxes on income..........................                                               1,600
                                                                                                  -------
  Pro forma income from continuing operations........                                               2,400
  Income from discontinued operations, net of income
    taxes............................................                                               1,037
                                                                                                  -------
  Pro forma net income...............................                                             $ 3,437
                                                                                                  =======
  Pro forma net income per share:
    Continuing operations............................                                             $  0.28
    Discontinued operations..........................                                                0.12
                                                                                                  -------
  Net income per share...............................                                             $  0.40
                                                                                                  =======
  Pro forma net income per share, assuming dilution:
    Continuing operations............................                                             $  0.26
    Discontinued operations..........................                                                0.11
                                                                                                  -------
  Net income per share, assuming dilution............                                             $  0.37
                                                                                                  =======
  Pro forma weighted average shares outstanding......                                               8,604
  Pro forma weighted average shares outstanding,
    assuming dilution................................                                               9,290

                                                                           JUNE 30,
                                                       -------------------------------------------------
                                                        2002      2001       2000       1999      1998
                                                       -------   -------   --------   --------   -------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA
Working capital......................................  $ 7,472   $ 7,627   $ 15,345   $ 15,187   $ 5,813
Net property and equipment...........................   37,672    39,513     47,407     39,125    27,295
Investment in affiliate..............................    6,792     7,198         --         --        --
Net assets of discontinued operations................       --        --     30,607     24,540    13,139
Total assets.........................................   85,889    90,467    162,079    135,231    68,464
Total debt and capital leases, including current
  maturities.........................................   27,354    31,891     83,188     65,671    16,741
Total shareholders' equity...........................   39,761    37,339     53,069     49,566    39,721

---------------

(1) Represents compensation expense related to the Company's obligation to repurchase securities issued under some of its stock option plans. This obligation terminated with the Company's initial public offering in fiscal 1998 (the "Offering").

(2) The provision for income taxes prior to the Offering reflects the treatment of a subsidiary of the Company as an S Corporation.

(3) Represents historical information adjusted only to reflect the recording of income taxes as if all subsidiaries of the Company had been taxed as a C Corporation prior to the Offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Item 1. Business -- Investment Considerations", the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

OVERVIEW

     Sale of the Industrial Products and Services Group. On June 4, 2001 the Company closed on the sale of the Industrial Products and Services ("Filter") group to CLARCOR Inc., a filter manufacturer. Under the terms of the agreement, the purchase price was approximately $31.0 million, subject to final closing adjustments. In the quarter ended March 31, 2002, the Company finalized negotiations related to the sale of the Filter group. The final purchase price, after closing adjustments was $29.3 million. Discontinued operations for fiscal 2001 includes a pre-tax operating charge of $1.8 million primarily related to asset write-downs and other costs associated with the sale of the Filter group and a net loss on sale of $6.8 million (net of related tax benefits of $1.3 million).

     Income from discontinued operations for fiscal 2002 consists solely of a tax benefit related to a reduction in the valuation allowance against the Company's deferred tax asset for capital loss carry-forwards associated with the sale of the Filter group. These tax benefits resulted from fiscal 2002 developments related to the finalization of the Company's fiscal 2001 income tax return.

     Management. Ira Kane, President and Chief Operating Officer of the Company resigned in June 2001, to pursue new leadership challenges elsewhere. In addition, C. Douglas Rockwell, Vice President, General Manager of Industrial Process Water Purification and Industrial Container Cleaning resigned in August 2001.

     Special Charges. During the third quarter of fiscal year 2001, the Company recorded special charges of $9.2 million ($5.5 million net of tax), of which $6.6 million was non-cash. These charges are classified in selling, general and administrative expense in the Company's fiscal 2001 statement of operations. The following table sets forth the major components of the charge:

($ in millions)
Accounts receivable/bad debt................................   $4.5
Goodwill and other asset write downs........................    1.6
Workers compensation, financing fees and other..............    3.1
                                                               ----
                                                               $9.2
                                                               ====

     The $4.5 million charge for accounts receivable/bad debt included $3.5 million related to an increase in the bad debt reserve as a result of bankruptcy filings by several customers, as well as $1.0 million related to write-offs of certain other non-trade receivables. Goodwill and other asset write-downs of $1.6 million includes a $0.8 million impairment charge for goodwill and a $0.8 million charge for the abandonment of certain capital projects and other assets. The goodwill impairment charge related to the Company's restructuring plan documented in the third quarter of fiscal 2001 resulted from the sale of its Straightline Optical Services business in accordance with the provisions of Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring) and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. When the business was sold, the goodwill was impaired as the goodwill did not benefit any of the Company's other operations. Workers compensation, financing fees and other of $3.1 million primarily consisted of adverse workers compensation claim developments and retroactive premiums and claims assessments, financing fees associated with the amended revolving credit facility and severance charges. A portion of the severance payments were paid during fiscal 2001 and the remaining portion was paid during fiscal 2002.

     Privatization of Company. On August 22, 2000, the Company announced that a Special Committee of its Board of Directors had reached an agreement in principle with the Company's Chairman and Chief Executive Officer, Monte R. Black, pursuant to which Mr. Black would acquire the Company in a cash merger at $8.25 per share plus an additional amount if the sale of the Filter group generated proceeds in excess of targeted amounts. On September 27, 2000, the Company announced that Mr. Black had withdrawn his previously announced proposal to acquire the Company. Mr. Black advised the Company's Special Committee, which had been evaluating the proposal, that he withdrew the proposal primarily because he perceived uncertainty in the Company's core businesses due to sluggish customer demand from certain industries. Mr. Black also expected that the higher than anticipated level of current Company indebtedness, when added to the debt to be incurred to finance the privatization transaction, would adversely impact the Company if the privatization transaction were completed. See Note 3 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

     Operating results for fiscal 2001 were negatively impacted by charges for severance costs related to the resignation of certain officers.

     Recapitalization of Pentagon. On July 18, 2000, the Company sold a majority of its equity interest in Pentagon to Baird Capital Partners. The Company retained approximately a 22% interest in the capital stock of Pentagon. See Note 4 to the Consolidated Financial Statements.

     In connection with this transaction, the Company received payments totaling $22.8 million, which were used to repay a portion of its debt. The June 30, 2000 financial statements include a $4.3 million accrued loss on sale of subsidiary, net of related tax benefits, to reduce the investment in Pentagon to approximately 22% of Pentagon's equity upon completion of the recapitalization transaction. As a result of the reduction in ownership of Pentagon's capital stock, the remaining investment in Pentagon has been accounted for using the equity method of accounting.

     The third quarter of fiscal 2001 includes a non-cash tax charge of $2.9 million for a valuation allowance against the Company's net deferred tax assets related to the capital loss carry-forward from the sale of Pentagon. The provision for income taxes for fiscal 2002 includes a non-recurring benefit of $0.2 million related to a reduction in the Company's valuation allowance against the Company's deferred tax asset for capital loss carry-forwards associated with the Company's July 2001 sale of Pentagon stock. The reduction in the valuation allowance resulted from 2002 developments related to the finalization of the Company's fiscal 2001 income tax return.

     Income from continuing operations before equity in earnings (loss) of affiliate for the fiscal year ended June 30, 2000 includes the results of Pentagon. See Note 4 to the Consolidated Financial Statements.

     The Company's investment and proportionate share of earnings (loss) in Pentagon are classified in the fiscal 2002 and 2001 financial statements as "investment in affiliate" and "equity in earnings of affiliate," respectively. A significant amount of Pentagon's total assets represent goodwill. Under the equity method of accounting, the

Company's recorded investment in Pentagon would be affected if Pentagon were to record an impairment charge under the provisions of SFAS No. 142.

     Subsequent to June 30, 2002, the Company invested approximately $365,000 in Pentagon and has a remaining investment commitment of approximately $73,000.

GENERAL

     The Company primarily derives revenues from services under time and materials, fixed price and unit price contracts. The Company recognizes revenues from these contracts based on performance and efforts expended and records revenues from non-contract activities as it performs services or sells goods.

     Cost of services includes all direct labor, material, subcontractor and other costs related to the performance of the Company's services. Cost of services also includes all costs associated with operating equipment, including depreciation.

     Selling, general and administrative expenses include management salaries, clerical and administrative overhead, professional services, costs associated with marketing and sales efforts, costs associated with information systems, depreciation and amortization of intangibles.

     Depreciation is calculated using the straight-line method over the estimated useful lives of property and equipment. Goodwill and other intangibles are amortized on a straight-line basis over periods not exceeding 25 years.

RESULTS OF OPERATIONS

     The following table sets forth revenue and income (loss) from operations by segment for continuing operations for the fiscal years ended June 30, 2002, 2001 and 2000. The fiscal 2000 results of operations are presented with and without the results of Pentagon. Corporate expenses are fully allocated to the segments. Corporate support services that are attributable to the operating segments are allocated based on each segment's percentage of total revenues. General corporate expenses are allocated to each segment equally.

                                            2002                2001                         2000
                                      -----------------   -----------------   ----------------------------------
                                                                                                         % OF
                                                                                           ACTUAL      REVENUE
                                                 % OF                % OF                (EXCLUDING   (EXCLUDING
                                      ACTUAL    REVENUE   ACTUAL    REVENUE    ACTUAL    PENTAGON)    PENTAGON)
                                      -------   -------   -------   -------   --------   ----------   ----------
                                                                    (IN THOUSANDS)
Revenue
  Industrial Cleaning and Facility
    Maintenance.....................  $71,966     78.1%   $79,316     80.3%   $ 84,382    $ 84,382       81.0%
  Industrial Container Cleaning.....   11,090     12.0     11,309     11.5      12,581      12,581       12.1
  Industrial Water Process
    Purification....................    9,105      9.9      8,087      8.2       7,145       7,145        6.9
  Other (1).........................       --       --         --       --      30,887          --         --
                                      -------    -----    -------    -----    --------    --------      -----
         Total revenue..............   92,161    100.0     98,712    100.0     134,995     104,108      100.0
Cost of services (including
  depreciation).....................   68,633     74.5     72,202     73.1      91,737      72,382       69.5
                                      -------    -----    -------    -----    --------    --------      -----
  Gross profit......................   23,528     25.5     26,510     26.9      43,258      31,726       30.5
Selling, general and administrative
  expenses..........................   17,758     19.2     29,150     29.6      29,559      19,152       18.4
                                      -------    -----    -------    -----    --------    --------      -----
Income (loss) from operations
  Industrial Cleaning and Facility
    Maintenance.....................    3,602      5.0     (2,309)    (2.9)     10,148      10,148       12.0
  Industrial Container Cleaning.....      637      5.7       (667)    (5.9)      1,588       1,588       12.6
  Industrial Water Process
    Purification....................    1,531     16.8        336      4.2         838         838       11.7
  Other (1).........................       --       --         --       --       1,125          --
                                      -------    -----    -------    -----    --------    --------      -----
  Total income (loss) from
    operations......................  $ 5,770      6.3%   $(2,640)    (2.7)%  $ 13,699    $ 12,574       12.1%
                                      =======    =====    =======    =====    ========    ========      =====

---------------

(1) Other consists of the results of Pentagon.

FISCAL 2002 COMPARED TO FISCAL 2001

     Basis of Presentation. The Company's analysis of fiscal 2002 compared to fiscal 2001 and 2000 utilizes actual information as presented above that has been adjusted to reflect the Filter group as a discontinued operation.

     Historically, the Company recorded salvage value on all property and equipment. While the Company has ceased assigning salvage value to property and equipment, except for land and buildings, there was approximately $4.1 million in salvage value recorded for all property and equipment, other than land and buildings. In fiscal 2002, the Company began depreciating the aggregate salvage value of approximately $4.1 million over the remaining useful life of each respective asset. This change in estimate resulted in an increase in depreciation expense of $1.8 million for fiscal 2002 and will continue to impact the Company's depreciation expense over the next several fiscal years.

     Revenues. Revenues decreased to $92.2 million in fiscal 2002 from $98.7 million in fiscal 2001. The decrease is primarily due to the uncertainty in the economy which has caused many of the Company's customers, primarily in the Industrial Cleaning and Facility Maintenance segment, to postpone or cancel work which they otherwise have done in the past as well as the highly competitive environment in which the Company operates.

     Cost of Services. Cost of services decreased to $68.6 million in fiscal 2002 from $72.2 million in fiscal 2001. Cost of services as a percentage of revenue increased to 74.5% in fiscal 2002 from 73.1% in fiscal 2001. This increase was primarily driven by additional depreciation expense of $1.6 million in the current year as a result of the change in estimate related to salvage value discussed above, partially offset by less reliance on sub-contract services and the Company's profit enhancement initiatives, particularly related to supplies and maintenance costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $17.8 million in fiscal 2002 from $29.2 million in fiscal 2001. Fiscal 2002 includes $0.2 million of depreciation as a result of the change in estimate related to salvage value discussed above. Fiscal 2001 includes the $9.2 million of special charges previously discussed and a $0.6 million charge for severance related to the resignation of certain officers of the Company. Excluding the items discussed above, selling, general and administrative expense as a percentage of revenue decreased to 19.0% in fiscal 2002 compared to 19.6% in fiscal 2001. This decrease was primarily the result of reduced personnel and related costs.

     Income (Loss) from Operations. Income from operations was $5.8 million in fiscal 2002 compared with an operating loss of $(2.6) million for fiscal 2001. Income (loss) from operations for each segment in fiscal 2001 was negatively impacted by the $9.2 million of special charges. Excluding the additional depreciation expense of $1.8 million in fiscal 2002 and the special charges of $9.2 million and severance charge of $0.6 million in fiscal 2001, income from operations was $7.6 million and $7.2 million, respectively. As a percentage of revenue, income from operations, excluding the items discussed above, increased to 8.3% in fiscal 2002 from 7.3% in fiscal 2001. While revenues have been impacted by the uncertainty in the economy, the Company has maintained its margins primarily by relying less on sub-contract services in the Industrial Cleaning and Facility Maintenance segment and implementing profit enhancement initiatives, particularly related to supplies and maintenance costs.

     Interest Expense. Interest expense decreased to $2.6 million in fiscal 2002 from $3.0 million in fiscal 2001. The decrease was primarily due to lower average outstanding borrowings during fiscal 2002 as a result of the proceeds from the sale of the Filter group and the recapitalization of Pentagon being used to repay a portion of the Company's debt.

     Provision for Income Taxes. The provision for income taxes for fiscal 2002 and 2001 reflects an effective rate of 38% and 12%, respectively. The provision for income taxes for fiscal 2002 includes a non-recurring benefit of $0.2 million related to a reduction in the Company's valuation allowance against the Company's deferred tax asset for capital loss carry-forwards associated with the Company's July 2001 sale of Pentagon stock. The reduction in the valuation allowance resulted from 2002 developments related to the finalization of the Company's fiscal 2001 income tax return. Excluding this non-recurring benefit, the Company's effective income tax rate for fiscal 2002 was 44%. The provision for income taxes for fiscal 2001 includes a $2.9 million charge for a valuation allowance against the Company's net deferred tax assets related to the capital loss carry-forward from the sale of Pentagon. Excluding the valuation allowance, the Company's effective income tax rate for fiscal 2001 was 40%.

FISCAL 2001 COMPARED TO FISCAL 2000

     Basis of Presentation. The Company's analysis of fiscal 2001 compared to fiscal 2000 utilizes actual information as presented above that has been adjusted to reflect the Filter group as a discontinued operation. The information presented above also excludes the operating results of Pentagon, which has been accounted for under the equity method of accounting for the years ended June 30, 2002 and 2001. Pentagon accounted for $30.9 million of revenues and $1.2 million of income from operations for fiscal 2000.

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

     Cost of Services. Cost of services decreased to $72.2 million in fiscal 2001 from $91.7 million in fiscal 2000. Excluding Pentagon, cost of services as a percentage of revenues increased to 73.1% in fiscal 2001 from 69.5% in fiscal 2000. This increase was due primarily to higher fuel and labor costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $29.2 million in fiscal 2001 from $29.6 million in fiscal 2000. Excluding Pentagon in fiscal 2000 and the special charges of $9.2 million in fiscal 2001, selling, general and administrative expenses increased $0.8 million in fiscal 2001 from fiscal 2000. As a percentage of revenue, selling, general and administrative expenses excluding the special charges in 2001 and Pentagon in fiscal 2000 increased to 20.2% in fiscal 2001 compared to 18.4% in fiscal 2000.

     Income (Loss) from Operations. The loss from operations was $2.6 million for fiscal 2001 compared with operating income of $13.7 million for fiscal 2000. Excluding the special charges of $9.2 million in fiscal 2001 and the results of Pentagon in fiscal 2000, operating income was $6.6 million and $12.6 million for fiscal 2001 and 2000 respectively. As a percentage of revenue, income from operations excluding special charges in fiscal 2001 and Pentagon in fiscal 2000 decreased to 6.7% in fiscal 2001 compared with 12.1% in the prior year. The decrease in operating income was due primarily to the loss of higher margin accounts in the Industrial Cleaning and Facility Maintenance segment that occurred during the second half of fiscal 2000 due to aggressive competitor pricing, continued sluggish customer demand in certain industries and higher costs.

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

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are defined as those that are reflective of the Company's significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. The following accounting policies are considered the most critical to the Company, in that they are the primary areas subject to the use of estimates, assumptions and judgments in the preparation of the consolidated financial statements of the Company.

     Revenue and Cost Recognition. The Company primarily derives its revenues from services under time and materials, fixed price and unit price contracts. Revenues from these contracts are recorded based on performance and efforts expended. Contract costs include all direct labor, material, per diem, subcontract and other direct and indirect project costs related to contract performance. Cost of services also includes all costs associated with operating equipment, including depreciation. Revenues derived from non-contract activities are recorded as services are performed or goods are sold.

     Allowance for Doubtful Accounts. The Company's allowance for doubtful accounts is estimated to cover the risk of loss related to the Company's accounts receivable. The allowance for doubtful accounts is maintained at a level that the Company considers appropriate based on historical experience and other factors that affect collectibility. The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records reserves for bad debts based on the age of the receivables and historical bad debt percentages. While the Company believes its allowance for doubtful accounts is adequate, changes in major customers' ability to meet financial obligations or higher than expected defaults could cause the Company to lower its estimates of recoverability by a material amount.

     Insurance Risk. The Company is self-insured for workers' compensation liability costs up to certain retention levels and purchases private insurance for claims in excess of those retention levels. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. These liabilities are based on estimates and, while management believes that the reserve is adequate, the ultimate liability may be in excess of or less than the amounts recorded.

     Property and Equipment. Property and equipment is recorded at cost and includes expenditures which substantially increase the useful lives of the asset. Maintenance and repairs that do not improve or extend the useful life of the respective assets are expensed as incurred. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method.

     Depreciation on the Company's property and equipment has been computed based on the following useful lives:

                                                                YEARS
                                                               -------
Buildings and improvements..................................   5 to 30
Motor vehicles and transportation equipment.................   2 to 10
Machinery and equipment.....................................   2 to 10
Furniture and fixtures......................................    5 to 7

     Long-lived, Intangible Assets and Goodwill. The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill as events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If future undiscounted cash flows are believed insufficient to recover the remaining carrying value of the asset, the carrying value is written down to fair value in the period the impairment is identified.

CONTRACTUAL OBLIGATIONS

     As of June 30, 2002, the Company had the following contractual obligations (in thousands):

                                                       PAYMENTS DUE BY PERIOD
                                        -----------------------------------------------------
                                                  LESS THAN                           AFTER 5
                                         TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS    YEARS
                                        -------   ---------   ---------   ---------   -------
Notes payable to bank.................  $27,060    $1,200      $25,860      $ --      $   --
Other notes payable...................      294       182          112        --          --
Non-cancelable operating leases.......    7,016     2,317        2,983       661       1,055
                                        -------    ------      -------      ----      ------
Total contractual cash obligations....  $34,370    $3,699      $28,955      $661      $1,055
                                        =======    ======      =======      ====      ======

     Subsequent to June 30, 2002, the Company entered into a non-cancelable operating lease with a third party to lease an aircraft. The lease is for a one-year term with two additional one-year renewal options. The rent commitments under this lease are $129,000 in 2003 and $12,000 in 2004. The aircraft may be purchased at the end of the lease for $794,000 if the renewal options are not exercised.

RELATED PARTY TRANSACTIONS

     The Company rents certain land, buildings and equipment from entities controlled by its principal shareholder and Chief Executive Officer under long-term lease agreements. Total payments related to these leases were $1.6 million, $1.4 million and $1.4 million for fiscal 2002, 2001 and 2000, respectively.

     The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. ("Pro-Kleen"), a portable sanitation services company wholly-owned by the Company's principal shareholder. The Company bills Pro-Kleen for services it renders. The amount of such billings for fiscal years 2002, 2001 and 2000 were approximately $182,000, $62,000, and $61,000, respectively. These billings represent reimbursement for the use of parts and supplies and the use of certain of the Company's employees on certain projects as requested by Pro-Kleen. These reimbursements by Pro-Kleen are generally treated as an offset to supplies and maintenance or labor expense.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company had cash of $0.2 million and working capital of $7.5 million. Cash provided by operating activities was $15.9 million for the year ended June 30, 2002, while cash used for capital investments was $11.3 million.

     In June 2002, the Company entered into a new credit agreement with its principal banks (the "Credit Facility"). The Credit Facility provides the Company with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. The Credit Facility is subject to two one-year extensions by the banks at the request of the Company.

     The Credit Facility is secured by substantially all of the Company's assets. Under the terms of the Credit Facility, the entire $41.0 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus 2.25%. The Company also pays a commitment fee of .45% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of June 30, 2002, outstanding borrowings under the credit facility were $27.1 million. The weighted average interest rate for the Credit Facility was approximately 8% for the year ended June 30, 2002.

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

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the non-amortization provision of the Statement is expected to result in an increase in net income of approximately $0.3 million, or $0.03 per share, per year.

     The Company will adopt SFAS No. 142 in first quarter of fiscal 2003, but has not yet determined the impact, if any, of performing the impairment tests on goodwill and indefinite lived intangible assets.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the first quarter of fiscal 2003 and does not expect the adoption of this statement to have a material impact on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 15, 2002. Management does not expect adoption of this Statement to have a material impact on the Company's consolidated financial statements.

INFLATION

     The effects of inflation on operations were not significant during the periods presented in the Consolidated Financial Statements.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Credit Facility is subject to a variable rate of interest based on the prime or Eurodollar rate. The Company has hedged its exposure to changes in interest rates by fixing its rate of interest on $20.0 million of its variable rate credit facility through two interest rate swap agreements. Assuming borrowings at June 30, 2002 and 2001, a one hundred basis point change in interest rates would impact net interest expense by approximately $0.1 million in each year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
MPW Industrial Services Group, Inc.

     We have audited the accompanying consolidated balance sheets of MPW Industrial Services Group, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPW Industrial Services Group, Inc. and subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

                                                  /s/ ERNST & YOUNG LLP

Columbus, Ohio
August 6, 2002

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  JUNE 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
ASSETS
Cash........................................................  $   164   $   129
Accounts receivable, net....................................   16,390    15,043
Inventories.................................................    2,290     2,264
Deferred income taxes.......................................    1,912     1,501
Prepaid expenses............................................      776     1,010
Other current assets........................................      672     3,684
                                                              -------   -------
       Total current assets.................................   22,204    23,631
                                                              -------   -------
Property and equipment, net.................................   37,672    39,513
Intangibles, net............................................   19,077    20,087
Investment in affiliate.....................................    6,792     7,198
Other assets................................................      144        38
                                                              -------   -------
       Total assets.........................................  $85,889   $90,467
                                                              =======   =======
LIABILITIES
Accounts payable............................................  $ 4,910   $ 4,902
Accrued compensation and related taxes......................    2,665     2,592
Current maturities of long-term debt........................    1,382       284
Other accrued liabilities...................................    5,775     8,226
                                                              -------   -------
       Total current liabilities............................   14,732    16,004
                                                              -------   -------
Long-term debt..............................................   25,972    31,607
Deferred income taxes.......................................    5,424     5,517
Commitments and contingencies (Note 15)
                                                              -------   -------
       Total liabilities....................................   46,128    53,128
                                                              -------   -------
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares
  authorized; no shares issued and outstanding..............       --        --
Common stock, no par value; 30,000,000 shares authorized;
  10,939,957 shares issued and outstanding at June 30, 2002
  and 2001..................................................      109       109
Additional paid-in capital..................................   41,507    41,507
Accumulated deficit.........................................   (1,416)   (4,179)
Accumulated other comprehensive loss........................     (439)      (98)
                                                              -------   -------
       Total shareholders' equity...........................   39,761    37,339
                                                              -------   -------
          Total liabilities and shareholders' equity........  $85,889   $90,467
                                                              =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   YEAR ENDED JUNE 30,
                                                              -----------------------------
                                                               2002       2001       2000
                                                              -------   --------   --------
Revenues....................................................  $92,161   $ 98,712   $134,995
Cost of services (including depreciation)...................   68,633     72,202     91,737
                                                              -------   --------   --------
Gross profit................................................   23,528     26,510     43,258
Selling, general and administrative expenses................   17,758     29,150     29,559
                                                              -------   --------   --------
Income (loss) from operations...............................    5,770     (2,640)    13,699
Interest expense, net.......................................    2,582      2,987      4,797
Loss on sale of subsidiary..................................       --         --      7,247
                                                              -------   --------   --------
Income (loss) from continuing operations before income taxes
  and equity in earnings (loss) of affiliate................    3,188     (5,627)     1,655
Provision for income taxes..................................    1,198        697        661
                                                              -------   --------   --------
Income (loss) from continuing operations before equity in
  earnings (loss) of affiliate..............................    1,990     (6,324)       994
Equity in earnings (loss) of affiliate, net of tax..........     (406)       233         --
                                                              -------   --------   --------
Net income (loss) from continuing operations................    1,584     (6,091)       994
Income (loss) from discontinued operations, net of tax......    1,179     (9,685)     1,559
                                                              -------   --------   --------
Net income (loss)...........................................  $ 2,763   $(15,776)  $  2,553
                                                              =======   ========   ========
Net income (loss) per share:
  Continuing operations.....................................  $  0.14   $  (0.56)  $   0.09
  Discontinued operations...................................     0.11      (0.88)      0.14
                                                              -------   --------   --------
  Net income (loss) per share...............................  $  0.25   $  (1.44)  $   0.23
                                                              =======   ========   ========
Net income (loss) per share, assuming dilution:
  Continuing operations.....................................  $  0.14   $  (0.56)  $   0.09
  Discontinued operations...................................     0.11      (0.88)      0.13
                                                              -------   --------   --------
  Net income (loss) per share, assuming dilution............  $  0.25   $  (1.44)  $   0.22
                                                              =======   ========   ========
Weighted average shares outstanding.........................   10,940     10,939     10,890
Weighted average shares outstanding, assuming dilution......   10,942     10,939     11,476

  The accompanying notes are an integral part of these consolidated financial statements.

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                          RETAINED      ACCUMULATED
                                          COMMON STOCK     ADDITIONAL     EARNINGS         OTHER
                                         ---------------    PAID-IN     (ACCUMULATED   COMPREHENSIVE
                                         SHARES   AMOUNT    CAPITAL       DEFICIT)         LOSS
                                         ------   ------   ----------   ------------   -------------
Balance at June 30, 1999...............  10,785    $108     $40,531       $  9,044         $(117)
  Net income...........................      --      --          --          2,553            --
  Issuance of common stock:
     Acquisitions......................      86       1         827             --            --
     Stock plans.......................      58      --         103             --            --
  Foreign currency translation
     adjustment........................      --      --          --             --            19
                                         ------    ----     -------       --------         -----
Balance at June 30, 2000...............  10,929     109      41,461         11,597           (98)
  Net loss.............................      --      --          --        (15,776)           --
  Issuance of common stock:
     Stock plans.......................      11      --          46             --            --
                                         ------    ----     -------       --------         -----
Balance at June 30, 2001...............  10,940     109      41,507         (4,179)          (98)
  Net income...........................      --      --          --          2,763            --
  Mark-to-market on interest rate swaps
     (net of income tax benefit of
     $217).............................      --      --          --             --          (327)
  Foreign currency translation
     adjustment........................      --      --          --             --           (14)
                                         ------    ----     -------       --------         -----
Balance at June 30, 2002...............  10,940    $109     $41,507       $ (1,416)        $(439)
                                         ======    ====     =======       ========         =====

  The accompanying notes are an integral part of these consolidated financial statements.

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $  2,763   $(15,776)  $  2,553
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation..............................................     8,781      7,147      7,047
  Amortization..............................................     1,246      1,762      2,781
  Equity in (earnings) loss of affiliate....................       406       (233)        --
  Loss on disposals of assets...............................         7        700        277
  Non-cash charge for discontinued operations and loss on
     sale of subsidiary.....................................        --      3,986      7,247
  Change in deferred income taxes...........................      (287)     2,458       (925)
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (1,347)     5,848     (2,404)
     Inventories............................................      (126)       732     (5,831)
     Prepaid expenses and other assets......................     2,946     (2,604)      (382)
     Accounts payable.......................................       497     (3,572)     1,469
     Other accrued liabilities..............................     1,029      4,732     (4,770)
                                                              --------   --------   --------
Net cash provided by operating activities...................    15,915      5,180      7,062
CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from the recapitalization of Pentagon..............        --     22,631         --
Proceeds (closing adjustments) from the sale of the Filter
  group.....................................................    (4,000)    33,275         --
Purchases of property and equipment.........................    (7,052)    (6,518)   (14,613)
Purchase of businesses, net of acquired cash................      (368)    (2,688)    (9,690)
Proceeds from the disposal of property and equipment........        77        161         53
                                                              --------   --------   --------
Net cash (used in) provided by investing activities.........   (11,343)    46,861    (24,250)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net.................        --         --         29
Proceeds from revolving credit facility.....................    23,980     52,589     67,217
Payments on revolving credit facility.......................   (28,294)  (103,358)   (49,400)
Issuance of notes payable...................................        81
Payments on notes payable...................................      (304)    (1,319)      (673)
Payments on capital lease obligations.......................        --        (60)       (67)
                                                              --------   --------   --------
Net cash (used in) provided by financing activities.........    (4,537)   (52,148)    17,106
                                                              --------   --------   --------
Increase (decrease) in cash.................................        35       (107)       (82)
Cash at beginning of year...................................       129        236        318
                                                              --------   --------   --------
Cash at end of year.........................................  $    164   $    129   $    236
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000)

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

     As a result of the Company's sale of the Industrial Filtration Products and Services ("Filter") group, the financial data related to the Filter group is accounted for as a discontinued operation for all periods presented. See Note 2.

     Effective July 18, 2000, the Company completed a recapitalization transaction that resulted in the recapitalization of Pentagon Technologies Group, Inc. ("Pentagon") and reduced the Company's retained interest in the capital stock of Pentagon to approximately 22%. See Note 4.

     The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

     REVENUE AND COST RECOGNITION The Company primarily derives its revenues from services under time and materials, fixed price and unit price contracts. Revenues from these contracts are recorded based on performance and efforts expended. Contract costs include all direct labor, material, per diem, subcontract and other direct and indirect project costs related to contract performance. Cost of services also includes all costs associated with operating equipment, including depreciation. Revenues derived from non-contract activities are recorded as services are performed or goods are sold.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS The Company's allowance for doubtful accounts is estimated to cover the risk of loss related to the Company's accounts receivable. The allowance for doubtful accounts is maintained at a level that the Company considers appropriate based on historical experience and other factors that affect collectibility. The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records reserves for bad debts based on the age of the receivables and historical bad debt percentages.

     INVENTORIES Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     PROPERTY AND EQUIPMENT Property and equipment is recorded at cost and includes expenditures which substantially increase the useful lives of the asset. Maintenance and repairs that do not improve or extend the useful life of the respective assets are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets.

     Historically, the Company recorded salvage value on all property and equipment. While the Company has ceased assigning salvage value to property and equipment, except for land and buildings, there was approximately $4.1 million in salvage value recorded for all property and equipment, other than land and buildings. In fiscal 2002, the Company began depreciating the aggregate salvage value of approximately $4.1 million over the remaining useful life of each respective asset. This change in estimate resulted in an increase in depreciation expense of $1.8 million for fiscal 2002.

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

     Depreciation on the Company's property and equipment has been computed based on the following useful lives:

                                                                 YEARS
                                                                -------
Buildings and improvements..................................    5 to 30
Motor vehicles and transportation equipment.................    2 to 10
Machinery and equipment.....................................    2 to 10
Furniture and fixtures......................................     5 to 7

     INTANGIBLES, NET Intangibles, net include costs in excess of net assets of acquired businesses ("goodwill") of $11.5 million and $11.9 million and other intangible assets of $7.6 million and $8.2 million as of June 30, 2002 and 2001, respectively. Goodwill, resulting primarily from certain acquisitions accounted for using the purchase method of accounting, is amortized on a straight-line basis over periods not exceeding 25 years. Other intangible assets include patents, covenants not-to-compete and customer lists and are amortized on a straight-line basis over periods ranging from 5 to 20 years. Accumulated amortization of intangibles as of June 30, 2002 and 2001 was $4.8 million and $3.5 million, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS, IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL The recoverability of long-lived assets, identifiable intangibles and goodwill is evaluated whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and if future undiscounted cash flows are believed insufficient to recover the remaining carrying value of the asset, the carrying value is written down to fair value in the period the impairment is identified.

     In fiscal 2001, the Company's Industrial Cleaning and Facility Maintenance segment recorded a $0.8 million goodwill impairment charge in selling, general and administrative expense. The goodwill impairment charge related to the Company's restructuring plan documented in the third quarter of fiscal 2001 related to the sale of its Straightline Optical Services ("SOS") business in accordance with the provisions of Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring) and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. When the business was sold, the goodwill was impaired as the goodwill did not benefit any of the Company's other operations. The fiscal 2001 year-to-date revenues of SOS prior to the sale were $0.7 million.

     OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES Total other current liabilities of $5.8 million as of June 30, 2002 includes $2.4 million related to workers compensation and $0.8 million of income taxes payable. Total other current liabilities of $8.2 million as of June 30, 2001 includes $2.0 million related to workers compensation and $1.6 million related to items remaining to be paid as a result of the sale of the Filter group. Total other current assets of $3.7 million as of June 30, 2001 includes income taxes refundable of $3.4 million.

     INSURANCE RISK The Company is self-insured for workers' compensation liability costs up to certain retention levels and purchases private insurance for claims in excess of those retention levels. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported.

     In fiscal 2001, the Company recorded a $1.3 million charge in selling, general and administrative expenses primarily consisting of adverse workers compensation claim developments and retroactive premiums and claims assessments.

     FINANCIAL INSTRUMENTS Financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term debt. The carrying value of all financial instruments at June 30, 2002 and 2001 approximated their fair value.

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

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

     COMPREHENSIVE INCOME Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires that an enterprise report the change in its equity during the period from non-owner sources as other comprehensive income. The Company has evaluated the statement and determined that the only items in addition to net income (loss) that would be included in comprehensive income (loss) are the foreign currency translation adjustment and the mark-to-market on interest rate swaps. Comprehensive income (loss) for the years ended June 30, 2002, 2001 and 2000 was $2.4 million, $(15.8) million and $2.6 million, respectively.

     STATEMENT OF CASH FLOWS Cash paid (received) for income taxes for fiscal 2002, 2001 and 2000 was ($3.6) million, ($0.3) million and $2.8 million, respectively. Cash paid for interest was $2.5 million, $5.4 million and $6.8 million for fiscal 2002, 2001 and 2000, respectively.

     USE OF ESTIMATES The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

     RECLASSIFICATIONS Certain amounts presented as of and for the years ended June 30, 2001 and June 30, 2000 have been reclassified to conform to the June 30, 2002 presentation.

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

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the non-amortization provision of the Statement is expected to result in an increase in net income of approximately $0.3 million, or $0.03 per share, per year.

     The Company will adopt SFAS No. 142 in the first quarter of fiscal 2003, but has not yet determined the impact, if any, of performing the transitional impairment tests on goodwill and indefinite lived intangible assets.

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the first quarter of fiscal 2003 and does not expect the adoption of this statement to have a material impact on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 15, 2002. Management does not expect adoption of this Statement to have a material impact on the Company's consolidated financial statements.

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

     Income from discontinued operations for fiscal 2002 consists solely of a tax benefit related to a reduction in the valuation allowance against the Company's deferred tax asset for capital loss carry-forwards associated with the sale of the Filter group. These tax benefits resulted from fiscal 2002 developments related to the finalization of the Company's fiscal 2001 income tax return.

     Discontinued operations include Filter group net sales that totaled $58.4 million and $58.6 million for fiscal years 2001 and 2000, respectively. Discontinued operations for fiscal 2001 includes a pre-tax operating charge of $1.8 million primarily related to asset write-downs and other costs associated with the sale of the Filter group and a net loss on sale of $6.8 million (net of related tax benefits of $1.3 million). Interest expense is charged to discontinued operations based on intercompany account balances at the Company's effective external borrowing rate. Interest expense included in discontinued operations was $2.3 million and $1.6 million for fiscal 2001 and 2000, respectively. Net income (loss) from discontinued operations was reported net of income tax expense (benefit) of $(1.2) million and $1.0 million for the fiscal years 2001 and 2000, respectively.

NOTE 3.  PRIVATIZATION OF COMPANY

     On August 22, 2000, the Company announced that a Special Committee of its Board of Directors had reached an agreement in principle with the Company's Chairman and Chief Executive Officer, Monte R. Black, pursuant to which Mr. Black would acquire the Company in a cash merger at $8.25 per share plus an additional amount if the sale of the Filter group generated proceeds in excess of targeted amounts. On September 27, 2000, the Company announced that Mr. Black had withdrawn his previously announced proposal to acquire the Company. Mr. Black advised the Company's Special Committee, which had been evaluating the proposal, that he withdrew the proposal primarily because he perceived uncertainty in the Company's core businesses due to sluggish customer demand from certain industries. Mr. Black also expected that the higher than anticipated level of current Company indebtedness, when added to the debt to be incurred to finance the privatization transaction, would adversely impact the Company if the privatization transaction were completed.

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTE 4.  RECAPITALIZATION OF PENTAGON

     On July 18, 2000, the Company closed a transaction related to its then subsidiary, Pentagon Technologies Group, Inc. ("Pentagon"), pursuant to a Recapitalization Agreement, dated as of April 25, 2000, by and among Pentagon, the Company, MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnership and BCP III Affiliates Fund Limited Partnership, as amended (the "Recapitalization Agreement"). Pursuant to the Recapitalization Agreement, Baird Capital Partners and certain of its affiliates ("BCP") invested in Pentagon, the Company sold a majority of its equity interest in Pentagon to BCP and Pentagon's indebtedness to the Company was repaid. The Company retained an approximately 22% interest in the capital stock of Pentagon.

     In connection with this transaction, the Company received $22.8 million ($22.6 million net of Pentagon cash), which was used to repay a portion of its debt. The June 30, 2000 financial statements include a $4.3 million accrued loss on sale of subsidiary, net of related tax benefits, to reduce the investment in Pentagon to approximately 22% of Pentagon's equity upon completion of the recapitalization transaction. As a result of the reduction in the Company's ownership of Pentagon's capital stock, beginning in the first quarter of fiscal 2001, the Company has accounted for its remaining investment in Pentagon under the equity method of accounting.

     The Company's third quarter of fiscal 2001 includes a non-cash tax charge in continuing operations of $2.9 million for a valuation allowance against the Company's net deferred tax assets related to the capital loss carry-forward from the sale of Pentagon. The provision for income taxes for fiscal 2002 includes a non-recurring benefit of $0.2 million related to a reduction in the Company's valuation allowance against the Company's deferred tax asset for capital loss carry-forwards associated with the Company's July 2001 sale of Pentagon stock. The reduction in the valuation allowance resulted from 2002 developments related to the finalization of the Company's fiscal 2001 income tax return.

     The Company's investment and proportionate share of earnings (loss) in Pentagon are classified in the fiscal 2002 and 2001 financial statements as "investment in affiliate" and "equity in earnings of affiliate," respectively. A significant amount of Pentagon's total assets represent goodwill. Under the equity method of accounting, the Company's recorded investment in Pentagon would be affected if Pentagon were to record an impairment charge under the provisions of SFAS No. 142.

     Subsequent to June 30, 2002, the Company invested approximately $365,000 in Pentagon and has a remaining investment commitment of approximately $73,000.

     Summarized operating data for Pentagon is presented in the following table:

                                                                        JUNE 30,
                                                                -------------------------
                                                                   2002           2001
                                                                ----------     ----------
                                                                (IN THOUSANDS; UNAUDITED)
Revenues....................................................       40,709         47,603
                                                                 ========       ========
Income from operations......................................          191          3,430
                                                                 ========       ========
Net (loss)..................................................       (1,178)        (1,589)
                                                                 ========       ========

     Summarized balance sheet data for Pentagon is presented in the following table:

                                                                        JUNE 30,
                                                                -------------------------
                                                                   2002           2001
                                                                ----------     ----------
                                                                (IN THOUSANDS; UNAUDITED)
Current assets..............................................     $ 11,636         10,144
Noncurrent assets...........................................       46,869         42,139
Current liabilities.........................................       (9,078)        (3,285)
Noncurrent liabilities......................................      (18,374)       (16,505)
                                                                 --------       --------
Equity......................................................     $ 31,053         32,493
                                                                 ========       ========

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTE 5.  ACQUISITIONS

     INDUSTRIAL SERVICES On January 4, 2000, the Company purchased substantially all of the assets of Industrial Services, Inc. ("Industrial Services") for an aggregate cash consideration of $4.5 million of which $3.8 million was paid in cash, net of cash acquired. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Industrial Services from the acquisition date.

     THERMAL COATING On August 10, 1999, effective April 1, 1999, the Company purchased substantially all of the assets of Thermal Coating, Inc. ("Thermal Coating") for an aggregate consideration of $3.4 million of which $2.3 million was paid in cash, net of cash acquired. The consideration included the issuance of preferred stock of Pentagon, representing 1% of the equity in Pentagon and the issuance of a $1.0 million promissory note which was subsequently paid off in full in connection with the recapitalization of Pentagon. The acquisition has been accounted for using the purchase method of accounting. The accompanying financial statements include the results of operations of Thermal Coating from the effective acquisition date through June 30, 2000.

     The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid based on the achievement of certain objectives. Such additional consideration is paid in cash, common stock of the Company, or a combination thereof, and is capitalized as an intangible asset. During the fiscal years ended June 30, 2002, 2001 and 2000, the Company paid additional consideration of $0.4 million, $2.7 million and $3.6 million (of which $0.5 million related to the issuance of 54,484 shares of the Company's common stock), respectively.

     The pro forma results of operations giving effect to the above acquisitions as if such acquisitions had occurred at the beginning of fiscal year 2000 would not be materially different from actual results of operations.

NOTE 6.  ACCOUNTS RECEIVABLE

     Accounts receivable is summarized as follows:

                                                                     JUNE 30,
                                                                ------------------
                                                                 2002       2001
                                                                -------    -------
                                                                  (IN THOUSANDS)
Accounts receivable.........................................    $17,039    $18,822
Less allowance for doubtful accounts........................       (649)    (3,779)
                                                                -------    -------
                                                                $16,390    $15,043
                                                                =======    =======

     The following is a summary of activity in the allowance for doubtful accounts:

                                                              YEAR ENDED JUNE 30,
                                                          ---------------------------
                                                           2002       2001      2000
                                                          -------    ------    ------
                                                                (IN THOUSANDS)
Beginning balance.....................................    $ 3,779    $  515    $1,601
Allowance for receivables acquired....................         --        --        25
Provision for bad debts...............................        555     3,585      (331)
Account write-offs, net...............................     (3,685)      (38)     (780)
Other.................................................         --      (283)       --
                                                          -------    ------    ------
Ending balance........................................    $   649    $3,779    $  515
                                                          =======    ======    ======

     In fiscal 2001, the Company recorded a $4.5 million charge in selling, general and administrative expense related to accounts receivable and other non-trade receivables. The $4.5 million charge included $3.5 million

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES related to an increase in the allowance for doubtful accounts as a result of bankruptcy filings by several customers, as well as $1.0 million related to write-offs of certain other non-trade receivables. The account write-offs for the year ended June 30, 2002 include the write-offs of the $3.5 million of trade receivables reserved for during the year ended June 30, 2001.

     The other decrease in fiscal 2001 is a result of the recapitalization of Pentagon discussed in Note 4.

NOTE 7. PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                                    JUNE 30,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
                                                                 (IN THOUSANDS)
Land and buildings..........................................  $  6,722    $  6,721
Motor vehicles and transportation...........................    45,042      42,072
Machinery and equipment.....................................    25,034      24,206
Leasehold improvements......................................     6,821       6,050
Furniture and fixtures......................................     3,128       3,131
Construction in progress....................................     3,098       2,128
                                                              --------    --------
                                                                89,845      84,308
Less accumulated depreciation...............................   (52,173)    (44,795)
                                                              --------    --------
                                                              $ 37,672    $ 39,513
                                                              ========    ========

NOTE 8.  LONG TERM DEBT

     Long-term debt is summarized as follows:

                                                                  JUNE 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Credit facility.............................................  $27,060   $31,374
Other.......................................................      294       517
                                                              -------   -------
                                                               27,354    31,891
Less current maturities.....................................    1,382       284
                                                              -------   -------
                                                              $25,972   $31,607
                                                              =======   =======

     In June 2002, the Company entered into a new credit agreement with its principal banks (the "Credit Facility"). The Credit Facility provides the Company with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. The Credit Facility is subject to two one-year extensions by the banks at the request of the Company.

     The Credit Facility is secured by substantially all of the Company's assets. Under the terms of the Credit Facility, the entire $41.0 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus 2.25%. The Company also pays a commitment fee of .45% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility also contains covenants that prohibit the payment of cash dividends. As of June 30, 2002, outstanding borrowings under the credit facility were $27.1 million.

     The Credit Facility expires on June 15, 2005, at which time the principal balance outstanding, together with all accrued interest will become immediately due and payable. There were $3.8 million and $2.8 million of letters of credit outstanding under the credit facility at June 30, 2002 and 2001, respectively. The weighted average interest rate for the Credit Facility was approximately 8% for the year ended June 30, 2002.

     The Company has two pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate. The objective of the hedge is to eliminate the variability of cash flows related to interest rate payments on $20.0 million of variable rate debt. The swap agreements have a notional amount of $10.0 million each and effectively lock in a portion of the Company's variable rate revolving credit liability at fixed rates of 7.93% and 7.98%, respectively. These swap agreements mature in June 2003 and are accounted for as cash flow hedges, as defined under SFAS No. 133. The Company adjusts the pay-fixed interest rate swaps to current market values through other comprehensive income (loss). The Company anticipates that these contracts will continue to be effective. The gain/(loss) deferred in accumulated comprehensive income (loss) will be recognized immediately in earnings if the contracts are no longer effective or the forecasted transactions are not expected to occur.

     A liability of $0.5 million ($0.3 million net of tax) has been recognized in the consolidated financial statements at June 30, 2002 for the mark-to-market adjustment on the interest rate swap contracts with the offsetting net of tax amount recorded in accumulated other comprehensive loss.

     The Company has several other notes payable with a total outstanding balance of $294,000 at June 30, 2002. Payments on the notes payable are made monthly or quarterly with maturity dates no later than fiscal 2005.

     The aggregate maturities of long-term debt for the five years ending June 30 are: 2003, $1.4 million; 2004, $1.3 million; 2005, $24.7 million; 2006 and thereafter, $0.

NOTE 9.  LEASE COMMITMENTS

     The Company leases certain land, buildings and equipment under non-cancelable operating leases with third parties and with entities controlled by its principal shareholder and Chief Executive Officer. See Note 14.

     The aggregate minimum rent commitment under non-cancelable operating leases for the five years ending June 30 are: 2003, $2.3 million; 2004, $1.7 million; 2005, $0.9 million; 2006, $0.4 million; 2007, $0.3 million.

     Rental expense related to all operating leases was approximately $2.8 million, $2.9 million and $4.6 million for fiscal 2002, 2001 and 2000, respectively.

     Subsequent to June 30, 2002, the Company entered into a non-cancelable operating lease with a third party to lease an aircraft. The lease is for a one-year term with two additional one-year renewal options. The rent commitments under this lease are $129,000 in 2003 and $12,000 in 2004. The aircraft may be purchased at the end of the lease for $794,000 if the renewal options are not exercised.

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTE 10.  INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                                               YEAR ENDED JUNE 30,
                                                            -------------------------
                                                            2002     2001      2000
                                                            -----   -------   -------
                                                                 (IN THOUSANDS)
Current:
  Federal.................................................  $  93   $(3,559)  $ 2,433
  International...........................................     40        87        40
  State and local.........................................    172       250       600
                                                            -----   -------   -------
                                                              305    (3,222)    3,073
Deferred:
  Federal.................................................   (243)    2,421    (1,166)
  International...........................................     --        --        --
  State and local.........................................    (43)      346      (206)
                                                            -----   -------   -------
                                                             (286)    2,767    (1,372)
                                                            -----   -------   -------
                                                            $  19   $  (455)  $ 1,701
                                                            =====   =======   =======

     The provision (benefit) for income taxes is recorded in the statements of operations as follows:

                                                               YEAR ENDED JUNE 30,
                                                            --------------------------
                                                             2002      2001      2000
                                                            -------   -------   ------
                                                                  (IN THOUSANDS)
Continuing operations.....................................  $ 1,198   $   697   $  661
Discontinued operations...................................   (1,179)   (1,152)   1,040
                                                            -------   -------   ------
Total income tax expense (benefit)........................  $    19   $  (455)  $1,701
                                                            =======   =======   ======

     Differences arising between the provision (benefit) for income taxes related to continuing operations and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes are as follows:

                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                              2002     2001     2000
                                                              -----    -----    -----
Federal tax at statutory rate...............................   34.0%   (34.0)%   34.0%
State and local taxes (net of federal benefit)..............    3.6      2.5      3.4
Increase (decrease) in valuation allowance for deferred tax
  assets....................................................   (6.4)    40.2       --
Nondeductible goodwill relating to acquisitions.............    3.1      1.9      3.1
Other.......................................................    3.3      1.8     (0.5)
                                                              -----    -----    -----
                                                               37.6%    12.4%    40.0%
                                                              =====    =====    =====

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

     The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  JUNE 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Bad debt reserves.........................................  $   202   $   310
  Interest rate swap........................................      217        --
  Workers compensation reserves.............................      939       814
  Capital loss carry-forward................................    3,584     3,618
  Loss on sale of subsidiary and other liabilities..........      420     1,039
  Other.....................................................      360        76
                                                              -------   -------
                                                                5,722     5,857
  Deferred tax asset valuation allowance....................   (3,584)   (3,618)
                                                              -------   -------
  Total deferred tax assets net of valuation allowance......  $ 2,138   $ 2,239
                                                              -------   -------
Deferred tax liabilities:
  Property and equipment....................................  $ 5,004   $ 5,131
  Intangible assets.........................................      420       462
  Prepaid expenses..........................................      226       662
                                                              -------   -------
  Total deferred tax liabilities............................  $ 5,650   $ 6,255
                                                              -------   -------
  Net deferred tax liabilities..............................  $ 3,512   $ 4,016
                                                              =======   =======

     The income tax provision for continuing operations for fiscal 2002 includes a non-recurring benefit of $0.2 million related to a reduction in the Company's valuation allowance against the Company's deferred tax asset for capital loss carry-forwards associated with the Company's July 2000 sale of Pentagon stock. The reduction in the valuation allowance resulted from 2002 developments related to the finalization of the Company's fiscal 2001 income tax return.

     Income from discontinued operations for fiscal 2002 consists solely of a tax benefit related to a reduction in the valuation allowance against the Company's deferred tax asset for capital loss carry-forwards associated with the sale of the Filter group. These tax benefits resulted from fiscal 2002 developments related to the finalization of the Company's fiscal 2001 income tax return.

     The income tax benefit for continuing operations for the year ended June 30, 2001 includes a non-cash charge of $2.9 million for a valuation allowance against the Company's net deferred tax asset related to the capital loss carry-forward from the sale of Pentagon.

     At June 30, 2002, the Company has $9.0 million of capital loss carry-forwards. These capital loss carry-forwards expire in 2006 and may only be utilized to offset capital gains. At June 30, 2002, a full valuation allowance has been provided for these capital loss carry-forwards.

NOTE 11.  EMPLOYEE BENEFITS

     The Company sponsors a Savings Plan, which qualifies for tax-deferred contributions under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"), that covers substantially all employees of the Company who are over 21 years of age with at least one year of continuous service. Employees covered by collective bargaining agreements are excluded from the 401(k) Plan. Contributions by eligible employees are matched at a rate of 50% of the first 6% of the employee's contributed earnings. Additional discretionary contributions may be made to the

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

401(k) Plan by the Company. Matching contributions approximated $0.3 million, $0.4 million and $0.5 million for fiscal 2002, 2001 and 2000, respectively.

NOTE 12.  STOCK OPTION PLANS

     1991 STOCK OPTION PLAN The Company's 1991 Stock Option Plan (the "1991 Plan") provided for the granting of up to 200,000 stock options to key management personnel. Effective with the Company's initial public offering in fiscal 1998 ("the Offering"), no additional options will be granted under the 1991 Plan and the Company's repurchase obligation upon exercise of stock options was terminated. As of June 30, 2002, all stock options under the 1991 Stock Option Plan had expired.

     1994 STOCK OPTION PLAN The Company's 1994 Stock Option Plan (the "1994 Plan") provided for the granting of up to 1,000,000 stock options to key management personnel. Effective with the Offering in fiscal 1998, no additional options will be granted under the 1994 Plan and the Company's repurchase obligation upon exercise of stock options was terminated. As of June 30, 2002, 733,300 options were outstanding at a weighted average exercise price of $2.41 per share.

     1997 STOCK OPTION PLAN On November 15, 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"), which provides for the granting of up to 1,200,000 stock options to officers, key employees, consultants and directors of the Company. Any options granted that lapse or are cancelled are available for re-grant under the terms of the 1997 Plan. Stock option grants may be in the form of incentive stock options, non-qualified options, or a combination thereof. The exercise price of the stock options granted will be determined by the Compensation Committee of the Board of Directors of the Company which, in the case of incentive stock options, shall be equal to or greater than the market value per share on the date of grant and, in the case of non-qualified options shall not be less than 85% of the market value per share at the date of grant. The stock options vest over a period of time determined by the Compensation Committee and expire after ten years from the date of grant. Non-employee directors shall be granted 2,000 non-qualified options at the first annual shareholders meeting subsequent to the adoption of the 1997 Plan at which he or she is elected a director, and 1,000 options shall be granted at each subsequent annual shareholders meeting at which he or she is re-elected as a director. The non-employee director option grants vest after one full year from the date of grant and expire ten years from the date of grant. On December 14, 2001 the Company granted options for 459,000 shares of Common Stock to members of the Board of Directors and certain employees. The options vest 25% annually for the next 4 years and have an exercise price of $1.85 per share. Options covering 1,272,750 shares of common stock have been granted, of which 261,900 options have been cancelled. At June 30, 2002 there were 1,009,250 options outstanding at a weighted average exercise price of $6.42 per share.

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

     The following table summarizes stock option activity at June 30, 2002:

                                                              OPTIONS (#)   PER SHARE ($)
                                                              -----------   -------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
Outstanding at June 30, 1999................................     1,662          6.00
  Granted...................................................        --            --
  Expired or cancelled......................................       (34)         9.95
  Exercised.................................................       (82)         2.72
                                                                 -----
Outstanding at June 30, 2000................................     1,546          6.09
  Granted...................................................         4          1.25
  Expired or cancelled......................................       (77)         9.10
  Exercised.................................................       (11)         3.23
                                                                 -----
Outstanding at June 30, 2001................................     1,462          5.94
  Granted...................................................       459          1.85
  Expired or cancelled......................................      (178)         6.97
  Exercised.................................................        --            --
                                                                 -----
Outstanding at June 30, 2002................................     1,743          4.73
                                                                 =====

     The following table summarizes information about stock options outstanding at June 30, 2002:

                                              OPTIONS OUTSTANDING
                                            ------------------------     OPTIONS EXERCISABLE
                                              WEIGHTED                 -----------------------
                                              AVERAGE      WEIGHTED                  WEIGHTED
                                             REMAINING      AVERAGE                   AVERAGE
                                            CONTRACTUAL    EXERCISE                  EXERCISE
RANGE OF EXERCISE PRICE ($)   OPTIONS (#)   LIFE (YEARS)   PRICE ($)   OPTIONS (#)   PRICE ($)
---------------------------   -----------   ------------   ---------   -----------   ---------
                        (IN THOUSANDS, EXCEPT PER SHARE AND YEAR DATA)
         1.25-1.85                 463          9.1           1.84            4         1.25
         2.14-3.23                 733          1.9           2.41          733         2.41
        8.63-13.13                 547          8.3          10.30          455        10.29
                                 -----                                    -----
                                 1,743          5.8           4.73        1,192         5.41
                                 =====                                    =====

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

     Pro forma information disclosures regarding net income (loss) and earnings
(loss) per share are required by SFAS No. 123 and have been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. Since the 1991 and 1994 Plans contained repurchase obligation provisions prior to the Offering, the pro forma information regarding pre-Offering net income and earnings per share related to the 1991 and 1994 Plans under SFAS No. 123 would not be materially different from reported amounts under APB No. 25. For purposes of determining the required pro forma information for fiscal 2002, 2001 and 2000, the fair value of options granted in fiscal 2002 and 2001 (no options were granted in fiscal 2000) under the 1997 Plan were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.75% for both years, dividend yield of 0.0%

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES for both years, volatility factor of the expected market price of the Company's common stock of 30% for both years and a weighted average expected life of the options of 5 years for both years. The weighted average estimated fair value of options granted during fiscal 2002 and 2001 was $0.69 and $0.47 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for the Company's stock option plans been determined based on the fair value at the dates of grant and re-measurement consistent with the methods prescribed by SFAS No. 123, the Company's proforma net income (loss) and earnings (loss) per share for fiscal 2002, 2001 and 2000 would have been as follows:

                              JUNE 30, 2002          JUNE 30, 2001          JUNE 30, 2000
                           --------------------   --------------------   --------------------
                                      PRO FORMA              PRO FORMA              PRO FORMA
                                         FOR                    FOR                    FOR
                              AS        SFAS         AS        SFAS         AS        SFAS
                           REPORTED    NO. 123    REPORTED    NO. 123    REPORTED    NO. 123
                           --------   ---------   --------   ---------   --------   ---------
Net income (loss)........   $2,763     $2,642     $(15,776)  $(15,965)    $2,553     $2,257
Net income (loss) per
  share..................     0.25       0.24        (1.44)     (1.46)      0.23       0.21
Net income (loss) per
  share, assuming
  dilution...............     0.25       0.24        (1.44)     (1.46)      0.22       0.20

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

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTE 13.  EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                               YEAR ENDED JUNE 30,
                                                            --------------------------
                                                             2002      2001      2000
                                                            ------   --------   ------
Numerator for basic and diluted earnings (loss) per
  share -- net income (loss) from:
  Continuing operations...................................  $1,584   $ (6,091)  $  994
  Discontinued operations.................................   1,179     (9,685)   1,559
                                                            ------   --------   ------
  Net income (loss).......................................  $2,763   $(15,776)  $2,553
                                                            ======   ========   ======
Denominator for basic earnings (loss) per share --weighted
  average common shares...................................  10,940     10,939   10,890
  Effect of dilutive securities:
  Dilutive employee stock options.........................       2         --      586
                                                            ------   --------   ------
  Dilutive potential common shares........................       2         --      586
Denominator for diluted earnings (loss) per
  share -- adjusted weighted average common shares and
  assumed conversions.....................................  10,942     10,939   11,476
                                                            ======   ========   ======
Net income (loss) per share:
  Continuing operations...................................  $ 0.14   $  (0.56)  $ 0.09
  Discontinued operations.................................    0.11      (0.88)    0.14
                                                            ------   --------   ------
  Net income (loss) per share.............................  $ 0.25   $  (1.44)  $ 0.23
                                                            ======   ========   ======
Net income (loss) per share, assuming dilution:
  Continuing operations...................................  $ 0.14   $  (0.56)  $ 0.09
  Discontinued operations.................................    0.11      (0.88)    0.13
                                                            ------   --------   ------
  Net income (loss) per share, assuming dilution..........  $ 0.25   $  (1.44)  $ 0.22
                                                            ======   ========   ======

     Options to purchase 1,738,550, 691,250 and 773,350 shares of common stock at a weighted average price of $4.74, $9.86 and $10.07 per share, respectively, were outstanding during fiscal 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 770,300 shares of common stock at a weighted average price of $2.43 per share were outstanding during fiscal 2001 but were not included in the computation of diluted earnings per share because the Company reported a net loss for the fiscal year ended June 30, 2001 and, therefore, the effect would be antidilutive.

NOTE 14.  RELATED PARTY TRANSACTIONS

     The Company rents certain land, buildings and equipment from entities controlled by its principal shareholder and Chief Executive Officer under long-term lease agreements. Total payments related to these leases were $1.6 million, $1.4 million and $1.4 million for fiscal 2002, 2001 and 2000, respectively.

     The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. ("Pro-Kleen"), a portable sanitation services company wholly-owned by the Company's principal shareholder. The Company bills Pro-Kleen for services it renders. The amount of such billings for fiscal years 2002,

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

2001 and 2000 were approximately $182,000, $62,000, and $61,000, respectively. These billings represent reimbursement for the use of parts and supplies and the use of certain of the Company's employees on certain projects as requested by Pro-Kleen. These reimbursements by Pro-Kleen are generally treated as an offset to supplies and maintenance or labor expense.

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

NOTE 16.  SEGMENT REPORTING

     The Company operates under three separate segments that are integral to a wide variety of manufacturing processes. These three segments are Industrial Cleaning and Facility Maintenance, Industrial Container Cleaning and Industrial Process Water Purification. A discussion of each segment is set forth below.

     Industrial Cleaning and Facility Maintenance Segment. The Company provides industrial cleaning of, and facility maintenance services to, critical operating equipment for industrial customers primarily at their facilities. The typical industries served by this segment include the automotive, utility, chemical, pulp and paper, manufacturing and steel industries. The Company provides its industrial cleaning and facility maintenance services on a daily recurring basis, a project-by-project basis, as well as pursuant to longer-term arrangements. The Company's services principally include: dry vacuuming, wet vacuuming, industrial power washing, water blasting, ultra-high pressure water blasting, cryojetic cleaning and chemical cleaning. These services have been provided for over 30 years. The labor support business (the "Facility Support Division") of the Industrial Cleaning and Facility Maintenance segment provides support to customers' ongoing maintenance of their facilities as well as cleaning services that help customers to maximize the performance of their production processes through effective cleaning, leading to increased efficiency and productivity in their facilities.

     Industrial Container Cleaning Segment. The Company believes that it is a leading container cleaner for automotive paint manufacturers in North America. The automotive industry uses paint resin containers ("totes") in the vehicle painting process. Totes are large portable stainless steel or aluminum containers that are filled with paint resin and are refilled after cleaning services are provided. The Company also provides container cleaning services to various other industrial customers. This segment uses patented cleaning systems to perform services from two primary processing facilities located in Detroit, Michigan and Cleveland, Ohio.

     Industrial Process Water Purification Segment. The Company provides pure feed water to customers primarily in the utility, steel, manufacturing and automotive industries. The Company can also provide water purification equipment on an emergency response basis when customers' existing water purification systems are temporarily out of service or cannot meet the existing demand. The Company also offers purified water service exchange, which involves the delivery and pickup of smaller tanks of purification media and are an economical solution for small quantity requirements.

     The performance of each segment is evaluated by key Company executives based primarily on the operating income of each segment. The accounting policies of the operating segments are the same as those outlined in Note 1 of the Consolidated Financial Statements. All material intercompany transactions and balances have been eliminated in consolidation. Corporate expenses are fully allocated to the segments. Corporate support services that are attributable to the operating segments are allocated based on each segment's percentage of total revenues. General corporate expenses are allocated to each segment equally.

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

     Summarized financial information for the Company's reportable segments is shown in the following table:

                                                          2002      2001       2000
                                                         -------   -------   --------
REVENUE
  Industrial Cleaning and Facility Maintenance.........  $71,966   $79,316   $ 84,382
  Industrial Container Cleaning........................   11,090    11,309     12,581
  Industrial Water Process Purification................    9,105     8,087      7,145
  Other (1)............................................       --        --     30,887
                                                         -------   -------   --------
     Total.............................................  $92,161   $98,712   $134,995
                                                         =======   =======   ========
DEPRECIATION AND AMORTIZATION
  Industrial Cleaning and Facility Maintenance.........  $ 6,768   $ 5,508   $  5,051
  Industrial Container Cleaning........................    1,815     1,555      1,397
  Industrial Water Process Purification................    1,444       905        739
  Other (1)............................................       --       941      2,641
                                                         -------   -------   --------
     Total.............................................  $10,027   $ 8,909   $  9,828
                                                         =======   =======   ========
OPERATING INCOME (LOSS)
  Industrial Cleaning and Facility Maintenance.........  $ 3,602   $(2,309)  $ 10,148
  Industrial Container Cleaning........................      637      (667)     1,588
  Industrial Water Process Purification................    1,531       336        838
  Other (1)............................................       --        --      1,125
                                                         -------   -------   --------
     Total.............................................  $ 5,770   $(2,640)  $ 13,699
                                                         =======   =======   ========
TOTAL ASSETS
  Industrial Cleaning and Facility Maintenance.........  $40,538   $44,492   $ 53,786
  Industrial Container Cleaning........................   19,785    19,338     20,059
  Industrial Water Process Purification................   10,677     7,955      6,562
  Other (2)............................................   14,889    18,682     81,672
                                                         -------   -------   --------
     Total.............................................  $85,889   $90,467   $162,079
                                                         =======   =======   ========
CAPITAL EXPENDITURES
  Industrial Cleaning and Facility Maintenance.........  $ 1,836   $ 2,013   $  4,098
  Industrial Container Cleaning........................    4,233     1,122      1,258
  Industrial Water Process Purification................      983     1,729        890
  Other (2)............................................       --     1,654      8,367
                                                         -------   -------   --------
     Total.............................................  $ 7,052   $ 6,518   $ 14,613
                                                         =======   =======   ========

---------------

(1) Other represents the results of Pentagon for the year ended June 30, 2000 and the results associated with discontinued operations for the years ended June 30, 2001 and 2000.

(2) Other consists of corporate assets and capital expenditures for the year ended June 30, 2002; assets and capital expenditures related to discontinued operations for the year ended June 30, 2001; and assets and capital expenditures related to corporate, Pentagon and discontinued operations for the year ended June 30, 2000.

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTE 17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            QUARTER ENDED
                                           -----------------------------------------------
                                           SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30
                                           ------------   -----------   --------   -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 2002
Revenues.................................    $23,673        $22,237     $22,957    $23,294
Gross Profit.............................      6,288          6,263       5,444      5,533
Income from operations...................      1,576          1,912       1,106      1,176
Net income from continuing operations....        423            524         569         68
Income from discontinued operations, net
  of tax.................................         --             --       1,179         --
Net income per share:
  Continuing operations..................       0.04           0.05        0.05         --
  Discontinued operations................         --             --        0.11         --
Net income per share, assuming dilution:
  Continuing operations..................       0.04           0.05        0.05         --
  Discontinued operations................         --             --        0.11         --

FISCAL 2001
Revenues.................................    $24,922        $27,024     $22,427    $24,339
Gross Profit.............................      6,427          7,617       5,702      6,764
Income (loss) from operations (1)........        914          2,330      (8,311)     2,427
Net income (loss) from continuing
  operations (1).........................         80          1,077      (8,334)     1,086
Income (loss) from discontinued
  operations, net of tax.................        (72)           102      (8,238)    (1,477)
Net income (loss) per share:
  Continuing operations..................       0.01           0.10       (0.77)      0.10
  Discontinued operations................      (0.01)          0.01       (0.75)     (0.13)
Net income (loss) per share, assuming
  dilution:
  Continuing operations..................       0.01           0.09       (0.77)      0.10
  Discontinued operations................      (0.01)          0.01       (0.75)     (0.13)

---------------

(1) The quarter ended March 31, 2001 includes the effect of special charges.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in MPW's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 13, 2002 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of the Company, see "Executive Officers of the Company" in Part I of this Form 10-K.

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

ITEM 14.  CONTROLS AND PROCEDURES

     Not applicable.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)(1) The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:
            Report of Independent Auditors
            Consolidated Balance Sheets as of June 30, 2002 and 2001
            Consolidated Statements of Operations for the Years Ended
            June 30, 2002, 2001 and 2000
            Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June 30, 2002, 2001 and 2000
            Consolidated Statements of Cash Flows for the Years Ended
            June 30, 2002, 2001 and 2000
            Notes to Consolidated Financial Statements
            (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable and therefore have been omitted, or the required information is provided in the Consolidated Financial Statements of the Company and its subsidiaries or Notes thereto.
            (a)(3) Exhibits
            The following Exhibits are included in this Annual Report on Form 10-K:
    3(a)    Amended and Restated Articles of Incorporation of the
            Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
    3(b) Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the
            Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)
   10(a) Amended and Restated 1997 Stock Option Plan (filed as exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference)*
   10(b) Lease for Hebron, Ohio facility (filed as exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
   10(c) Lease for Newark, Ohio facility (filed as exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
   10(d)    First Lease Amendment for Chesterfield, Michigan facility
            (filed as exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
   10(e)    Aircraft Purchase Agreement (filed as exhibit 10(e) to the
            Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)
   10(f)    Aircraft Lease (filed as exhibit 10(f) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended December
            31, 1997, and incorporated herein by reference)
   10(g)    Form of Severance Agreement by and between MPW Industrial
            Services Group, Inc. and Executive Officers (filed as
            Exhibit 10(e) to the Company's Registration Statement on form S-1 (Registration No. 333-36887) originally filed with the Securities and Exchange Commission on October 1, 1997
            (the 'Registration Statement') and incorporated herein by reference)*
   10(h)    Form of Indemnification Agreement by and between MPW
            Industrial Services Group, Inc. and Directors (filed as
            Exhibit 10(f) to the Company's Registration Statement and incorporated herein by reference)*

   10(i)    Form of Indemnification Agreement by and between MPW
            Industrial Services Group, Inc. and persons who are a
            Director and an Officer (filed as Exhibit 10(g) to the
            Company's Registration Statement and incorporated herein by reference)*
   10(j)    Form of Indemnification Agreement by and between MPW
            Industrial Services Group, Inc. and Executive Officers
            (filed as Exhibit 10(h) to the Company's Registration
            Statement and incorporated herein by reference)*
   10(k)    Lease for Newark, Ohio additional facility (filed as Exhibit
            10(k) to the Company's Annual Report on Form 10-K for the
            year ended June 30, 1999, and incorporated herein by
            reference)
   10(l)    Lease for Hebron, Ohio land
   10(m)    Credit Agreement, dated as of October 20, 1999, among the
            Company and its subsidiaries, Bank One, NA, National City
            Bank, LaSalle Bank, National Association, SunTrust Bank,
            Central Florida, N.A., and Banc One Capital Markets, Inc.
            (filed as Exhibit 4 to the Company's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1999, and
            incorporated herein by reference)
   10(n)    Recapitalization Agreement, dated April 25, 2000, by and
            among the Company, Pentagon Technologies Group, Inc., MPW
            Management Services Corp., Pentagon Merger Sub, Inc., Baird
            Capital Partners III Limited Partnership, BCP III Special
            Affiliates Limited Partnerships and BCP III Affiliates Fund
            Limited Partnership (filed as Exhibit 2.1 to the Company's
            Current Report on Form 8-K filed on August 3, 2000, and
            incorporated herein by reference)
   10(o)    Amendment No. 1 to Recapitalization Agreement, dated as of
            July 17, 2000, by and among the Company, Pentagon
            Technologies Group, Inc., MPW Management Services Corp.,
            Pentagon Merger Sub, Inc., Baird Capital Partners III
            Limited Partnership, BCP III Special Affiliates Limited
            Partnerships, BCP III Affiliates Fund Limited Partnership,
            PPM America Private Equity Fund, L.P., Old Hickory Fund I,
            LLC, and Antares Capital Corporation (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on August
            3, 2000, and incorporated herein by reference)
   10(p)    First Amendment to Credit Agreement and Other Loan
            Documents, dated as of July 17, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle
            Bank, National Association, SunTrust Bank, Central Florida,
            N.A., and Banc One Capital Markets, Inc. (filed as Exhibit
            4(b) to the Company's Annual Report on Form 10-K for the
            year ended June 30, 2000, and incorporated herein by
            reference)
   10(q)    Second Amendment to Credit Agreement, dated as of November
            10, 2000, among the Company and its subsidiaries, Bank One,
            NA, National City Bank, LaSalle Bank, National Association,
            and SunTrust Bank (filed as Exhibit 4(c) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended
            September 31, 2000, and incorporated herein by reference)
   10(r)    Stock Purchase Agreement, dated as of May 10, 2001, by and among MPW Industrial Services Group, Inc., MPW Management
            Services Corp., CLARCOR Filtration Products, Inc. and
            CLARCOR Inc. (filed as Exhibit 4(d) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended March
            31, 2001, and incorporated herein by reference)
   10(s)    Third Amendment to Credit Agreement, dated as of May 11,
            2001, among the Company and its subsidiaries, Bank One, NA,
            National City Bank, LaSalle Bank, National Association, and
            SunTrust Bank (filed as Exhibit 4(d) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended March
            31, 2001, and incorporated herein by reference)
   10(t)    Severance Agreement by and between MPW Industrial Services
            Group, Inc. and Ira Kane. (filed as Exhibit 10(o) to the
            Company's Annual Report on Form 10-K for the year ended June
            30, 2001 and incorporated herein by reference)
   10(u)    Lease for Rockport, Indiana facility
   10(v)    Lease for Chesterfield, Michigan additional facility

          10(w)  Credit Agreement, dated June 18, 2002, among the Company and its subsidiaries, Bank One, NA and
                 National City Bank
          21     Subsidiaries of the Company
          23     Consent of Independent Auditors
          24     Powers of Attorney
          99(a)  Certification of Chief Executive Officer
          99(b)  Certification of Chief Financial Officer

---------------

 * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

     (c) The response to this portion of Item 15 is included as Exhibits to this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of September, 2002.

                                          MPW INDUSTRIAL SERVICES GROUP, INC.

                                          By:       /s/ RICHARD R. KAHLE
                                            ------------------------------------
                                                      Richard R. Kahle
                                              Vice President, Chief Financial
                                               Officer, Secretary and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on September 27, 2002.

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

                                          By:       /s/ RICHARD R. KAHLE
                                            ------------------------------------
                                                      Attorney-in-Fact

Dated: September 27, 2002

                                 CERTIFICATIONS

I, Monte R. Black, certify that:

     1. I have reviewed this annual report on Form 10-K of MPW Industrial Services Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

                                                    /s/ MONTE R. BLACK
                                          --------------------------------------
                                                      Monte R. Black
                                          Chairman of the Board of Directors and
                                                 Chief Executive Officer

I, Richard R. Kahle, certify that:

     1. I have reviewed this annual report on Form 10-K of MPW Industrial Services Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

                                                   /s/ RICHARD R. KAHLE
                                          --------------------------------------
                                                     Richard R. Kahle
                                             Vice President, Chief Financial
                                             Officer, Secretary and Treasurer

                                 EXHIBIT INDEX

   3(a)   Amended and Restated Articles of Incorporation of the
          Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by
          reference)
   3(b)   Amended and Restated Code of Regulations of the Company
          effective November 4, 1999 (filed as Exhibit 3(b) to the
          Company's Quarterly Report on Form 10-Q for the quarter
          ended September 30, 1999, and incorporated herein by
          reference)
  10(a)   Amended and Restated 1997 Stock Option Plan (filed as
          exhibit 10 to the Company's Quarterly Report on Form 10-Q
          for the quarter ended December 31, 1998, and incorporated
          herein by reference)*
  10(b)   Lease for Hebron, Ohio facility (filed as exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by
          reference)
  10(c)   Lease for Newark, Ohio facility (filed as exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by
          reference)
  10(d)   First Lease Amendment for Chesterfield, Michigan facility
          (filed as exhibit 10(d) to the Company's Quarterly Report on
          Form 10-Q for the quarter ended December 31, 1997, and
          incorporated herein by reference)
  10(e)   Aircraft Purchase Agreement (filed as exhibit 10(e) to the
          Company's Quarterly Report on Form 10-Q for the quarter
          ended December 31, 1997, and incorporated herein by
          reference)
  10(f)   Aircraft Lease (filed as exhibit 10(f) to the Company's
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 1997, and incorporated herein by reference)
  10(g)   Form of Severance Agreement by and between MPW Industrial
          Services Group, Inc. and Executive Officers (filed as
          Exhibit 10(e) to the Company's Registration Statement on
          form S-1 (Registration No. 333-36887) originally filed with the Securities and Exchange Commission on October 1, 1997
          (the 'Registration Statement') and incorporated herein by
          reference)*
  10(h)   Form of Indemnification Agreement by and between MPW
          Industrial Services Group, Inc. and Directors (filed as
          Exhibit 10(f) to the Company's Registration Statement and
          incorporated herein by reference)*
  10(i)   Form of Indemnification Agreement by and between MPW
          Industrial Services Group, Inc. and persons who are a
          Director and an Officer (filed as Exhibit 10(g) to the
          Company's Registration Statement and incorporated herein by reference)*
  10(j)   Form of Indemnification Agreement by and between MPW
          Industrial Services Group, Inc. and Executive Officers
          (filed as Exhibit 10(h) to the Company's Registration
          Statement and incorporated herein by reference)*
  10(k)   Lease for Newark, Ohio additional facility (filed as Exhibit
          10(k) to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1999, and incorporated herein by
          reference)
  10(l)   Lease for Hebron, Ohio land
  10(m)   Credit Agreement, dated as of October 20, 1999, among the
          Company and its subsidiaries, Bank One, NA, National City
          Bank, LaSalle Bank, National Association, SunTrust Bank,
          Central Florida, N.A., and Banc One Capital Markets, Inc.
          (filed as Exhibit 4 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1999, and
          incorporated herein by reference)
  10(n)   Recapitalization Agreement, dated April 25, 2000, by and
          among the Company, Pentagon Technologies Group, Inc., MPW
          Management Services Corp., Pentagon Merger Sub, Inc., Baird
          Capital Partners III Limited Partnership, BCP III Special
          Affiliates Limited Partnerships and BCP III Affiliates Fund
          Limited Partnership (filed as Exhibit 2.1 to the Company's
          Current Report on Form 8-K filed on August 3, 2000, and
          incorporated herein by reference)

  10(o)   Amendment No. 1 to Recapitalization Agreement, dated as of
          July 17, 2000, by and among the Company, Pentagon
          Technologies Group, Inc., MPW Management Services Corp.,
          Pentagon Merger Sub, Inc., Baird Capital Partners III
          Limited Partnership, BCP III Special Affiliates Limited
          Partnerships, BCP III Affiliates Fund Limited Partnership,
          PPM America Private Equity Fund, L.P., Old Hickory Fund I,
          LLC, and Antares Capital Corporation (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on August
          3, 2000, and incorporated herein by reference)
  10(p)   First Amendment to Credit Agreement and Other Loan
          Documents, dated as of July 17, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle
          Bank, National Association, SunTrust Bank, Central Florida,
          N.A., and Banc One Capital Markets, Inc. (filed as Exhibit
          4(b) to the Company's Annual Report on Form 10-K for the
          year ended June 30, 2000, and incorporated herein by
          reference)
  10(q)   Second Amendment to Credit Agreement, dated as of November
          10, 2000, among the Company and its subsidiaries, Bank One,
          NA, National City Bank, LaSalle Bank, National Association,
          and SunTrust Bank (filed as Exhibit 4(c) to the Company's
          Quarterly Report on Form 10-Q for the quarter ended
          September 31, 2000, and incorporated herein by reference)
  10(r)   Stock Purchase Agreement, dated as of May 10, 2001, by and among MPW Industrial Services Group, Inc., MPW Management
          Services Corp., CLARCOR Filtration Products, Inc. and
          CLARCOR Inc. (filed as Exhibit 4(d) to the Company's
          Quarterly Report on Form 10-Q for the quarter ended March
          31, 2001, and incorporated herein by reference)
  10(s)   Third Amendment to Credit Agreement, dated as of May 11,
          2001, among the Company and its subsidiaries, Bank One, NA,
          National City Bank, LaSalle Bank, National Association, and
          SunTrust Bank (filed as Exhibit 4(d) to the Company's
          Quarterly Report on Form 10-Q for the quarter ended March
          31, 2001, and incorporated herein by reference)
  10(t)   Severance Agreement by and between MPW Industrial Services
          Group, Inc. and Ira Kane. (filed as Exhibit 10(o) to the
          Company's Annual Report on Form 10-K for the year ended June
          30, 2001 and incorporated herein by reference)
  10(u)   Lease for Rockport, Indiana facility
  10(v)   Lease for Chesterfield, Michigan additional facility
  10(w)   Credit Agreement, dated June 18, 2002, among the Company and its subsidiaries, Bank One, NA and National City Bank
  21      Subsidiaries of the Company
  23      Consent of Independent Auditors
  24      Powers of Attorney
  99(a)   Certification of Chief Executive Officer
  99(b)   Certification of Chief Financial Officer