Form 10-Q
period 2002-09-30
MPW INDUSTRIAL SERVICES GROUP INC
filed 2002-11-15
CIK 1047098

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

For quarterly period ended SEPTEMBER 30, 2002

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

Commission File Number:  0-23335

                       MPW INDUSTRIAL SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  Ohio                                          31-1567260
     (State or other jurisdiction of                         (I.R.S. employer
     incorporation or organization)                        identification no.)

 9711 Lancaster Road, S.E., Hebron, Ohio                          43025
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

As of October 31, 2002, 10,939,957 shares of the issuer's common stock, without par value, were outstanding.

================================================================================

                       MPW INDUSTRIAL SERVICES GROUP, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                                             PAGE

Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 2002 (unaudited) and June 30, 2002                   3

           Consolidated Statements of Operations for the three months ended September 30, 2002 and
           2001 (unaudited)                                                                                     4

           Consolidated Statements of Cash Flows for the three months ended September 30, 2002 and
           2001 (unaudited)                                                                                     5

           Notes to Consolidated Financial Statements (unaudited)                                               6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                          11

Item 4.    Controls and Procedures                                                                             11


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                   12

Item 2.    Changes in Securities and Use of Proceeds                                                           12

Item 3.    Defaults Upon Senior Securities                                                                     12

Item 4.    Submission of Matters to a Vote of Security Holders                                                 12

Item 5.    Other Information                                                                                   12

Item 6.    Exhibits and Reports on Form 8-K                                                                    12

SIGNATURES                                                                                                     13

CERTIFICATIONS                                                                                                 14

EXHIBIT INDEX                                                                                                  16

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              SEPTEMBER 30,   JUNE 30,
                                                                                              -------------   --------
                                                                                                  2002          2002
                                                                                                --------      --------
                                                                                               (UNAUDITED)
ASSETS
Cash                                                                                            $    292      $    164
Accounts receivable, net                                                                          16,932        16,390
Inventories                                                                                        2,464         2,290
Deferred income taxes                                                                              1,832         1,912
Prepaid expenses                                                                                     662           776
Other current assets                                                                                 325           672
                                                                                                --------      --------
         Total current assets                                                                     22,507        22,204
                                                                                                --------      --------
Property and equipment, net                                                                       37,407        37,672
Goodwill                                                                                          11,508        11,508
Other intangibles, net                                                                             7,399         7,569
Investment in affiliate                                                                            7,122         6,792
Other assets                                                                                         106           144
                                                                                                --------      --------
         Total assets                                                                           $ 86,049      $ 85,889
                                                                                                ========      ========

LIABILITIES
Accounts payable                                                                                $  4,300      $  4,910
Accrued compensation and related taxes                                                             1,937         2,665
Current maturities of long-term debt                                                               1,358         1,382
Other accrued liabilities                                                                          5,513         5,775
                                                                                                --------      --------
         Total current liabilities                                                                13,108        14,732
                                                                                                --------      --------
Long-term debt                                                                                    27,974        25,972
Deferred income taxes                                                                              5,388         5,424
                                                                                                --------      --------
         Total liabilities                                                                        46,470        46,128
                                                                                                --------      --------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued
         and outstanding                                                                            --            --
Common stock, no par value; 30,000,000 shares authorized; 10,939,957 shares issued
         and outstanding at September 30, 2002 and June 30, 2002                                     109           109
Additional paid-in capital                                                                        41,507        41,507
Accumulated deficit                                                                               (1,619)       (1,416)
Accumulated other comprehensive loss                                                                (418)         (439)
                                                                                                --------      --------
         Total shareholders' equity                                                               39,579        39,761
                                                                                                --------      --------
                     Total liabilities and shareholders' equity                                 $ 86,049      $ 85,889
                                                                                                ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     -----------------------
                                                                                        2002          2001
                                                                                      --------      --------
                                                                                           (UNAUDITED)
Revenues                                                                              $ 24,306      $ 23,673
Cost of services (including depreciation)                                               19,167        17,385
                                                                                      --------      --------
Gross profit                                                                             5,139         6,288
Selling, general and administrative expenses                                             4,928         4,712
                                                                                      --------      --------
Income from operations                                                                     211         1,576
Interest expense, net                                                                      501           728
                                                                                      --------      --------
Income (loss) from operations before income taxes
       and equity in loss of affiliate                                                    (290)          848
Provision (benefit) for income taxes                                                      (122)          373
                                                                                      --------      --------
Income (loss) from operations before equity
       in loss of affiliate                                                               (168)          475
Equity in loss of affiliate, net of tax                                                    (35)          (52)
                                                                                      --------      --------
Net income (loss)                                                                     $   (203)     $    423
                                                                                      ========      ========
Net income (loss) per share                                                           $  (0.02)     $   0.04
                                                                                      ========      ========
Net income (loss) per share, assuming dilution                                        $  (0.02)     $   0.04
                                                                                      ========      ========

Weighted average shares outstanding                                                     10,940        10,940
Weighted average shares outstanding, assuming dilution                                  10,940        10,940


The accompanying notes are an integral part of these consolidated financial statements.

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 THREE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                               ----------------------
                                                                                                 2002          2001
                                                                                               --------      --------
                                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                              $   (203)     $    423
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation                                                                               2,239         1,817
       Amortization                                                                                 170           313
       Equity in loss of affiliate                                                                   35            52
       Loss on disposal of assets                                                                     1            37
       Change in deferred income taxes                                                               24           119
       Changes in operating assets and liabilities:
              Accounts receivable                                                                  (542)       (1,981)
              Inventories                                                                          (174)           (8)
              Prepaid expenses and other assets                                                     499           228
              Accounts payable                                                                     (619)          722
              Other accrued liabilities                                                            (940)       (1,501)
                                                                                               --------      --------
Net cash  provided by operating activities                                                          490           221
                                                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                              (1,982)       (1,834)
Investment in affiliate                                                                            (365)         --
Proceeds from the disposal of property and equipment                                                  7          --
                                                                                               --------      --------
Net cash (used in) investing activities                                                          (2,340)       (1,834)
                                                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility                                                          10,649         9,550
Payments on revolving credit facility                                                            (8,685)       (7,843)
Issuance of notes payable                                                                            85          --
Payments on notes payable                                                                           (71)          (61)
                                                                                               --------      --------
Net cash provided  by financing activities                                                        1,978         1,646
                                                                                               --------      --------
Increase in cash                                                                                    128            33
Cash at beginning of year                                                                           164           129
                                                                                               --------      --------
Cash at end of year                                                                            $    292      $    162
                                                                                               ========      ========


The accompanying notes are an integral part of these consolidated financial statements

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

         The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended September 30, 2002 and 2001, respectively, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2002 ("Annual Report"). The results of operations for the three months ended September 30, 2002 and 2001, respectively, are not necessarily indicative of the results for the full year.

         COMPREHENSIVE INCOME (LOSS) Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, requires that an enterprise report the change in its equity during the period from non-owner sources as other comprehensive income (loss). The Company has evaluated the statement and determined that the only items in addition to net income (loss) that would be included in comprehensive income (loss) are the foreign currency translation adjustment and the mark-to-market adjustment on interest rate swaps. Comprehensive income (loss) for the three months ended September 30, 2002 and 2001 was $(0.2) million and $0.2 million, respectively.

         GOODWILL AND OTHER INTANGIBLES, Effective July 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets with identifiable definite lives continue to be amortized over their useful lives. The Company is required to complete the initial step of the transitional impairment test within six months of adopting SFAS No. 142 and is required to complete the final step of the transitional impairment test by the end of the current fiscal year. Going forward, these assets will be tested for impairment on an annual basis or upon the occurrence of certain triggering events as defined by SFAS No. 142. Any impairment loss resulting from the transitional impairment test will be recorded retroactively as a cumulative effect of a change in accounting principle during the quarter ended September 30, 2002. The Company has not yet determined the impact, if any, of performing the transitional impairment tests on goodwill and indefinite-lived intangible assets. Goodwill by segment at September 30, 2002 and June 30, 2002 is as follows: Industrial Cleaning and Facility Maintenance - $6.0 million; Industrial Container Cleaning - $3.9 million; and Industrial Process Water Purification - $1.6 million.


         The following table provides a reconciliation of previously reported net income and the per share amounts to net income adjusted for the exclusion of goodwill amortization net of the related income tax effect.

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                      2002          2001
                                                    --------      --------
Net income (loss):
  As reported                                       $   (203)     $    423
  Goodwill amortization                                 --             110
                                                    --------      --------
  As adjusted                                       $   (203)     $    533
                                                    ========      ========

Net income (loss) per share, basic and diluted:
  As reported                                       $  (0.02)     $   0.04
  Goodwill amortization                                 --            0.01
                                                    --------      --------
  As adjusted                                       $  (0.02)     $   0.05
                                                    ========      ========

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

         USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

NOTE 2.  OTHER INTANGIBLES, NET

         Intangibles are summarized as follows (in thousands):

                                                  AS OF SEPTEMBER 30, 2002                        AS OF JUNE 30, 2002
                                         -------------------------------------------   -------------------------------------------
                                           GROSS CARRYING           ACCUMULATED          GROSS CARRYING           ACCUMULATED
                                               AMOUNT              AMORTIZATION              AMOUNT              AMORTIZATION
                                         --------------------   --------------------   --------------------   --------------------
Amortized intangible assets:
  Customer lists                               $  8,295             $ (1,817)               $  8,295               $ (1,699)
  Patents                                         1,393                 (580)                  1,393                   (545)
  Non-compete agreements                            410                 (302)                    410                   (285)
                                               --------             --------                --------               --------
                                               $ 10,098             $ (2,699)               $ 10,098               $ (2,529)
                                               ========             ========                ========               ========

         Amortization expense was $0.2 million for the three months ended September 30, 2002. Estimated amortization expense for the current and next five fiscal years is as follows:

                                                       ESTIMATED
                                                      AMORTIZATION
                                                        EXPENSE
                                                      ------------
For the year ended June 30, 2003                         $ 680
For the year ended June 30, 2004                           605
For the year ended June 30, 2005                           542
For the year ended June 30, 2006                           534
For the year ended June 30, 2007                           534
For the year ended June 30, 2008                           534

NOTE 3.  INVESTMENT IN AFFILIATE

         During the first quarter of fiscal 2002, the Company invested approximately $365,000 in Pentagon Technologies Group, Inc. ("Pentagon") and has a remaining investment commitment of approximately $73,000.

         Summarized operating data for Pentagon is presented in the following table (in thousands):

                             THREE MONTHS ENDED SEPTEMBER 30,
                             --------------------------------
                                    2002         2001
                                  -------      -------
Revenues                          $ 9,732      $ 9,939
                                  =======      =======
Income (loss) from operations     $    74      $  (269)
                                  =======      =======
Net loss                          $  (160)     $  (262)
                                  =======      =======

         Summarized balance sheet data for Pentagon is presented in the following table (in thousands):

                         SEPTEMBER 30,   JUNE 30,
                             2002          2002
                           --------      --------
Current assets             $ 10,239      $ 11,636
Noncurrent assets            47,238        46,869
Current liabilities          (7,420)       (9,078)
Noncurrent liabilities      (19,283)      (18,374)
                           --------      --------
  Equity                   $ 30,774      $ 31,053
                           ========      ========

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 4.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                           THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                            2002        2001
                                                                          -------      ------
Numerator for basic and diluted net income (loss) per share               $  (203)        423
                                                                          =======      ======

Denominator for basic net income (loss) per share-weighted average
        common shares                                                      10,940      10,940
        Effect of dilutive securities:
        Dilutive employee stock options                                      --          --
                                                                          -------      ------
        Dilutive potential common shares                                     --          --
Denominator for diluted net income (loss) per share-adjusted weighted
        average common shares and assumed conversions                      10,940      10,940
                                                                          =======      ======
Net income (loss) per share                                               $ (0.02)     $ 0.04
                                                                          =======      ======
Net income (loss) per share, assuming dilution                            $ (0.02)     $ 0.04
                                                                          =======      ======

         Options to purchase 1,751,050 shares of common stock at a weighted average price of $4.71 per share were outstanding during the three months ended September 30, 2002 but were not included in the computation of diluted earnings per share because the Company reported a net loss for the three months ended September 30, 2002 and, therefore, the effect would be antidilutive. Options to purchase 1,454,050 shares of common stock at a weighted average price of $5.91 per share, respectively, were outstanding during the three months ended September 30, 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, therefore, the effect would be antidilutive.

NOTE 5. SEGMENT REPORTING

         Summarized financial information for the Company's reportable segments is set forth below (in thousands). Corporate expenses are fully allocated to the segments. Corporate support services that are attributable to the operating segments are allocated based on each segment's percentage of total revenues. General corporate expenses are allocated to each segment equally.


                                                    THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 ----------------------
                                                   2002          2001
                                                 --------      --------
REVENUE
Industrial Cleaning and Facility Maintenance     $ 18,947      $ 18,493
Industrial Container Cleaning                       2,761         2,574
Industrial Water Process Purification               2,598         2,606
                                                 --------      --------
  Total                                          $ 24,306      $ 23,673
                                                 ========      ========

INCOME (LOSS) FROM OPERATIONS
Industrial Cleaning and Facility Maintenance     $   (141)     $    914
Industrial Container Cleaning                         (23)           25
Industrial Water Process Purification                 375           637
                                                 --------      --------
  Total                                          $    211      $  1,576
                                                 ========      ========

         Identifiable assets have not changed significantly at September 30, 2002, compared to June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information, certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are forward-looking. These forward-looking statements are based on current expectations that are subject to a number of uncertainties and risks and actual results may differ materially. The uncertainties and risks include, but are not limited to, competitive and other market factors, customer purchasing behavior, general economic conditions and other facets of business operations as well as other risk factors identified in "Investment Considerations" in the Company's Annual Report. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

         The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q. The following information should also be read in conjunction with the Audited Consolidated Financial Statements and related notes and MD&A for the year ended June 30, 2002 as contained in the Company's Annual Report.

RESULTS OF OPERATIONS

         The following table sets forth revenue and income (loss) from operations by segment for the three months ended September 30, 2002 and 2001. Corporate expenses are fully allocated to the segments. Corporate support services that are attributable to the operating segments are allocated based on each segment's percentage of total revenues. General corporate expenses are allocated to each segment equally.

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                  -----------------------------------------------
                                                         2002                    2001
                                                  -----------------------  ----------------------
                                                  ACTUAL     % OF REVENUE  ACTUAL    % OF REVENUE
                                                  ------     ------------  ------    ------------
                                                                    (UNAUDITED)
Revenue
  Industrial Cleaning and Facility Maintenance   $ 18,947       78.0 %    $ 18,493      78.1 %
  Industrial Container Cleaning                     2,761       11.3         2,574      10.9
  Industrial Water Process Purification             2,598       10.7         2,606      11.0
                                                 --------      -----      --------     -----
    Total revenue                                  24,306      100.0        23,673     100.0

Cost of services (including depreciation)          19,167       78.9        17,385      73.4
                                                 --------      -----      --------     -----

    Gross profit                                    5,139       21.1         6,288      26.6

Selling, general and administrative expenses        4,928       20.2         4,712      19.9
                                                 --------      -----      --------     -----
Income (loss) from operations
  Industrial Cleaning and Facility Maintenance       (141)      (0.7)          914       4.9
  Industrial Container Cleaning                       (23)      (0.8)           25       1.0
  Industrial Water Process Purification               375       14.4           637      24.4
                                                 --------      -----      --------     -----
    Total income (loss) from operations          $    211        0.9 %    $  1,576       6.7 %
                                                 ========      =====      ========     =====

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Revenues. Revenues increased to $24.3 million in the first quarter of fiscal 2002 from $23.7 million in the prior year period. The increase was primarily the result of increased project type work with paper, auto and steel customers, primarily in the Industrial Cleaning and Facility Maintenance segment.

         Cost of Services. Total cost of services was $19.2 million for the three months ended September 30, 2002 compared to $17.4 million for the three months ended September 30, 2001. Cost of services as a percentage of revenue increased to

78.9% in the first quarter of fiscal 2003 from 73.4% in the prior year period. This increase was primarily driven by additional investments in the business related to the start up of new branches and additional staffing, heavier reliance on sub-contract services and additional depreciation expense in the current year period as a result of a change in estimate related to salvage value. Effective in the third quarter of fiscal 2002, the Company began depreciating salvage value for all property and equipment, except for land and buildings, over the remaining useful life of each respective asset. These items accounted for approximately 5.0% of the increase in cost of services as a percentage of revenue.

         Selling, General and Administrative Expenses. Total selling, general and administrative expenses were $4.9 million and $4.7 million for the three months ended September 30, 2002 and 2001, respectively. As a percentage of revenue, selling, general and administrative expenses increased to 20.2% in the first quarter of fiscal 2003 from 19.9% in the prior year period. The increase was primarily due to the creation of a business development group and an increase in the sales force of the Industrial Water Process Purification segment, partially offset by a decrease in amortization expense as a result of the Company's adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

         Income from Operations. Income from operations was $0.2 million for the three months ended September 30, 2002 compared to $1.6 million for the three months ended September 30, 2001. As a percentage of revenue, income from operations decreased to 0.9% in the first quarter of fiscal 2003 from 6.7% in the prior year period. In addition to the factors discussed above, operating margins in the Industrial Cleaning and Facility Maintenance segment continue to be impacted by the highly competitive environment in which the Company operates as well as the Company's continued commitment to not chase unreasonably priced business.

         Interest Expense. Interest expense decreased to $0.5 million in the first quarter of fiscal 2003 from $0.7 million in the prior year period. The decrease was primarily due to lower average outstanding borrowings and lower interest rates.

         Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for the three months ended September 30, 2002 and 2001 reflects an effective rate of 42% and 44%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2002, the Company had cash of $0.3 million and working capital of $9.4 million. Cash provided by operating activities was $0.5 million for the three months ended September 30, 2002, while cash used for investing activities was $2.3 million. The cash used for investing activities included an additional investment of approximately $365,000 in Pentagon, Technologies Group, Inc. The Company has a remaining investment commitment to Pentagon of approximately $73,000.

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

         The Credit Facility is secured by substantially all of the Company's assets. Under the terms of the Credit Facility, the entire $41.0 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus 2.25%. The Company also pays a commitment fee of .45% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of September 30, 2002, outstanding borrowings under the credit facility were $29.0 million.

CRITICAL ACCOUNTING POLICIES

         In December 2001, the SEC issued Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies ("FR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company's critical accounting policies are described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the Annual Report on Form 10-K for the year ended June 30, 2002. In addition, a summary of all of the Company's significant accounting policies, including critical accounting policies, is included in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2002. No changes were made to the Company's critical accounting policies during the quarter ended September 30, 2002 except as indicated in the following section.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         Effective July 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets with identifiable definite lives continue to be amortized over their useful lives. The Company is required to complete the initial step of the transitional impairment test within six months of adopting SFAS No. 142 and is required to complete the final step of the transitional impairment test by the end of the current fiscal year. Going forward, these assets will be tested for impairment on an annual basis or upon the occurrence of certain triggering events as defined by SFAS No. 142. Any impairment loss resulting from the transitional impairment test will be recorded retroactively as a cumulative effect of a change in accounting principle during the quarter ended September 30, 2002. Application of the non-amortization provision of the Statement resulted in an increase in net income of approximately $0.1 million, or $0.01 per share, for the three months ended September 30, 2002. The Company has not yet determined the impact, if any, of performing the transitional impairment tests on goodwill and indefinite lived intangible assets.

INFLATION

         The effects of inflation on the Company's operations were not significant during the periods presented in the Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company's revolving credit facility, which is subject to a variable rate of interest based on the Eurodollar rate, had a balance of $29.0 million at September 30, 2002. The Company has hedged its exposure to changes in interest rates by fixing its rate of interest on $20.0 million of its variable rate revolving credit facility through an interest rate swap agreement. Assuming borrowings at September 30, 2002, a one hundred basis point change in interest rates would impact interest expense by approximately $0.1 million per year.

ITEM 4.  CONTROLS AND PROCEDURES

      (a)   Evaluation of disclosure controls and procedures.

            The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

      (b)   Changes in internal controls.

            There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

                          PART II. -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Various legal actions arising in the ordinary course of business are pending against the Company. None of the litigation pending against the Company, individually or collectively, is expected to have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            3(a) Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

            3(b) Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

            99.1 Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of Principal Financial Officer, Richard R. Kahle, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                   MPW INDUSTRIAL SERVICES GROUP, INC.,
                                   an Ohio corporation

Dated:  November 14, 2002          By:         /s/ Richard R. Kahle
                                        -------------------------------------
                                                  Richard R. Kahle
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer

                                 CERTIFICATIONS

I, Monte R. Black, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of MPW Industrial Services Group, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002


                                                 /s/ Monte R. Black
                                    --------------------------------------------
                                                   Monte R. Black
                                    Chairman of the Board of Directors and Chief
                                                  Executive Officer

I, Richard R. Kahle, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of MPW Industrial Services Group, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002


                                                /s/ Richard R. Kahle
                                      ----------------------------------------
                                                  Richard R. Kahle
                                      Vice President, Chief Financial Officer,
                                               Secretary and Treasurer

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

     99.1 Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Principal Financial Officer, Richard R. Kahle, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.