Form 10-Q
period 2002-12-31
MPW INDUSTRIAL SERVICES GROUP INC
filed 2003-02-14
CIK 1047098

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For quarterly period ended DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant is an accelerated filer
     (as defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                                        ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

         As of January 31, 2003, 10,939,957 shares of the issuer's common stock, without par value, were outstanding.

================================================================================

                       MPW INDUSTRIAL SERVICES GROUP, INC.

                                      INDEX

                                                                                                                    PAGE
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of December 31, 2002 (unaudited) and June 30, 2002.................   3

                  Consolidated Statements of Operations for the three and six months ended December 31, 2002
                  and 2001 (unaudited)..............................................................................   4

                  Consolidated Statements of Cash Flows for the six months ended December 31, 2002 and 2001
                  (unaudited).......................................................................................   5

                  Notes to Consolidated Financial Statements (unaudited)............................................   6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations.............  12

Item 3.           Quantitative and Qualitative Disclosures About Market Risk........................................  15

Item 4.           Controls and Procedures...........................................................................  16


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.................................................................................  17

Item 2.           Changes in Securities and Use of Proceeds.........................................................  17

Item 3.           Defaults Upon Senior Securities...................................................................  17

Item 4.           Submission of Matters to a Vote of Security Holders...............................................  17

Item 5.           Other Information.................................................................................  17

Item 6.           Exhibits and Reports on Form 8-K..................................................................  17

SIGNATURES..........................................................................................................  18

CERTIFICATIONS......................................................................................................  19

EXHIBIT INDEX.......................................................................................................  21

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                 December 31,         June 30,
                                                                                                     2002               2002
                                                                                                ---------------    ----------------
                                                                                                 (unaudited)
ASSETS
Cash                                                                                            $          280     $           164
Accounts receivable, net                                                                                19,299              16,390
Inventories                                                                                              2,625               2,290
Deferred income taxes                                                                                    1,387               1,912
Prepaid expenses                                                                                           920                 776
Other current assets                                                                                       186                 672
                                                                                                --------------     ----------------
         Total current assets                                                                           24,697              22,204
                                                                                                --------------     ----------------
Property and equipment, net                                                                             37,221              37,672
Goodwill                                                                                                 6,766              11,508
Other intangibles, net                                                                                   7,229               7,569
Investment in affiliate                                                                                  6,908               6,792
Other assets                                                                                               112                 144
                                                                                                --------------     ----------------
         Total assets                                                                           $       82,933     $        85,889
                                                                                                ==============     ================

LIABILITIES
Accounts payable                                                                                $        5,401     $         4,910
Accrued compensation and related taxes                                                                   1,705               2,665
Current maturities of long-term debt                                                                     1,310               1,382
Other accrued liabilities                                                                                5,337               5,775
                                                                                                --------------     ----------------
         Total current liabilities                                                                      13,753              14,732
                                                                                                --------------     ----------------
Long-term debt                                                                                          28,835              25,972
Deferred income taxes                                                                                    3,312               5,424
                                                                                                --------------     ----------------
         Total liabilities                                                                              45,900              46,128
                                                                                                --------------     ----------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued
         and outstanding                                                                                     -                   -
Common stock, no par value; 30,000,000 shares authorized; 10,939,957 shares issued
         and outstanding at December 31, 2002 and June 30, 2002                                            109                 109
Additional paid-in capital                                                                              41,507              41,507
Accumulated deficit                                                                                     (4,193)             (1,416)
Accumulated other comprehensive loss                                                                      (390)               (439)
                                                                                                --------------     ----------------
         Total shareholders' equity                                                                     37,033              39,761
                                                                                                --------------     ----------------
                     Total liabilities and shareholders' equity                                 $       82,933     $        85,889
                                                                                                ==============     ================

The accompanying notes are an integral part of these consolidated financial statements.

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                                       Three Months Ended               Six Months Ended
                                                                          December 31,                     December 31,
                                                                   -----------------------------   -----------------------------
                                                                      2002             2001            2002            2001
                                                                   ------------    -------------   -------------    ------------
                                                                            (unaudited)                     (unaudited)
Revenues                                                           $    24,345    $      22,237   $      48,651    $     45,910
Cost of services (including depreciation)                               18,739           15,974          37,906          33,359
                                                                   -----------    -------------   -------------    ------------
Gross profit                                                             5,606            6,263          10,745          12,551
Selling, general and administrative expenses                             4,370            4,351           9,298           9,063
                                                                   -----------    -------------   -------------    ------------
Income from operations                                                   1,236            1,912           1,447           3,488
Interest expense, net                                                      512              662           1,013           1,390
                                                                   -----------    -------------   -------------    ------------
Income from operations before income taxes
       and equity in loss of affiliate                                     724            1,250             434           2,098
Provision for income taxes                                                 304              550             182             923
                                                                   -----------    -------------   -------------    ------------
Income from operations before equity in loss
       of affiliate                                                        420              700             252           1,175
Equity in loss of affiliate                                               (149)            (176)           (184)           (228)
                                                                   -----------    -------------   -------------    ------------
Income before cumulative effect of change in accounting
         principle                                                         271              524              68             947
Cumulative effect of change in accounting principle                          -                -          (2,845)              -
                                                                   -----------    -------------   -------------    ------------
Net income (loss)                                                  $       271    $         524   $      (2,777)   $        947
                                                                   ===========    =============   =============    ============

Net income (loss) per share:
       Income before cumulative effect of change in accounting
         principle                                                 $      0.03    $        0.05   $        0.01    $       0.09
       Cumulative effect of change in accounting principle                   -                -           (0.26)              -
                                                                   -----------    -------------   -------------    ------------
       Net income (loss) per share                                 $      0.03    $        0.05   $       (0.25)   $       0.09
                                                                   ===========    =============   =============    ============

Net income (loss) per share, assuming dilution:
       Income before cumulative effect of change in accounting
         principle                                                 $      0.03    $        0.05   $        0.01    $       0.09
       Cumulative effect of change in accounting principle                   -                -           (0.26)              -
                                                                   -----------    -------------   -------------    ------------
       Net income (loss) per share, assuming dilution              $      0.03    $        0.05   $       (0.25)   $       0.09
                                                                   ===========    =============   =============    ============

Weighted average shares outstanding                                     10,940           10,940          10,940          10,940
Weighted average shares outstanding, assuming dilution                  10,958           10,944          10,976          10,944


The accompanying notes are an integral part of these consolidated financial statements.

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                      Six Months Ended
                                                                                                         December 31,
                                                                                               --------------------------------
                                                                                                   2002              2001
                                                                                               --------------    --------------
                                                                                                          (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                             $      (2,777)    $         947
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation                                                                                   4,482             3,998
        Amortization                                                                                     340               628
        Equity in loss of affiliate                                                                      184               228
        Loss on disposal of assets                                                                        46                35
        Change in deferred income taxes                                                                  225              (506)
        Cumulative effect of change in accounting principle                                            2,845                 -
        Changes in operating assets and liabilities:
               Accounts receivable                                                                    (2,909)              359
               Inventories                                                                              (335)               54
               Prepaid expenses and other assets                                                         374             1,117
               Accounts payable                                                                          478              (486)
               Other accrued liabilities                                                              (1,186)           (1,315)
                                                                                               -------------     -------------
 Net cash  provided by operating activities                                                            1,767             5,059
                                                                                               -------------     -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                                  (4,092)           (3,584)
 Investment in affiliate                                                                                (365)                -
 Proceeds from the disposal of property and equipment                                                     15                25
                                                                                               -------------     -------------
 Net cash (used in) investing activities                                                              (4,442)           (3,559)
                                                                                               -------------     -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving credit facility                                                              17,349            14,200
 Payments on revolving credit facility                                                               (14,497)          (15,574)
 Issuance of notes payable                                                                                85                 -
 Payments on notes payable                                                                              (146)             (132)
                                                                                               -------------     -------------
 Net cash provided by (used in) financing activities                                                   2,791            (1,506)
                                                                                               -------------     -------------
 Increase (decrease) in cash                                                                             116                (6)
 Cash at beginning of year                                                                               164               129
                                                                                               -------------     -------------
 Cash at end of period                                                                         $         280     $         123
                                                                                               =============     =============


The accompanying notes are an integral part of these consolidated financial statements

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

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

         The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended December 31, 2002 and 2001, respectively, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2002 ("Annual Report"). The results of operations for the three and six months ended December 31, 2002 and 2001, respectively, are not necessarily indicative of the results for the full year.

         COMPREHENSIVE INCOME (LOSS) Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, requires that an enterprise report the change in its equity during the period from non-owner sources as other comprehensive income (loss). The Company has evaluated the statement and determined that the only items in addition to net income (loss) that would be included in comprehensive income (loss) are the foreign currency translation adjustment, the mark-to-market adjustment on interest rate swaps and the Company's share of the comprehensive loss of its investment in affiliate. Comprehensive income for the three months ended December 31, 2002 and 2001 was $0.3 million and $0.4 million, respectively. Comprehensive income (loss) for the six months ended December 31, 2002 and 2001 was $(2.7) million and $0.6 million, respectively.


         GOODWILL AND OTHER INTANGIBLES Effective July 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets with identifiable definite lives continue to be amortized over their useful lives. SFAS No. 142 requires a two-step process for impairment testing of goodwill. The first step identifies indications of impairment, while the second step, if necessary, measures the amount of the impairment, if any. The Company is required to perform a transitional impairment test of goodwill in fiscal 2003 and an annual impairment test thereafter or upon the occurrence of certain triggering events as defined by SFAS No. 142. The Company will perform its annual impairment test during the fourth quarter of each year.

         The Company completed step one and two of the transitional impairment test during the second quarter of fiscal 2003 for each of its reporting units. The Company used discounted cash flow and market comparison methodologies to determine the fair value of the Company's reporting units. As a result of step one of the transitional impairment test, it was determined that the Industrial Cleaning and Facility Maintenance reporting unit had no impairment in connection with its reported goodwill; however, the fair values of the Industrial Container Cleaning reporting unit and the medical and laboratory water purification reporting unit of the Industrial Water Process Purification segment ("WTW") were determined to be less than the book values of these reporting units.

         Based on the results of step two of the transitional impairment test, the Company recorded a $2.3 million, net of tax of $1.6 million, transitional impairment loss in the Industrial Container Cleaning reporting unit and a $0.5 million, net of tax of $0.3 million, transitional impairment loss in the WTW reporting unit. These changes were recorded as a cumulative effect of a change in accounting principle as of July 1, 2002 and primarily reflect a decline in operating results largely due to the economic downturn that has affected many of the customers that these reporting units serve.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

         The following table presents the results of operations for the three months ended September 30, 2002 and the accumulated deficit as of September 30, 2002 after giving effect to the goodwill impairment charge (in thousands):



                                                                      As Adjusted for
                                                 As Reported             Goodwill
                                                 in Form 10-Q           Impairment
                                             ---------------------  --------------------

Net loss                                     $               (203)  $            (3,048)
                                             ====================   ===================

Net loss per share, basic and diluted        $              (0.02)  $             (0.28)
                                             ====================   ===================

Accumulated deficit                          $             (1,619)  $            (4,464)
                                             ====================   ===================


         The effects of adopting SFAS No. 142 on net income (loss) and the per share amounts for the three and six months ended December 31, 2002 follow (in thousands, except per share data):


                                               Three Months Ended December 31,             Six Months Ended December 31,
                                           -----------------------------------------  -----------------------------------------
                                                  2002                  2001                 2002                  2001
                                           -------------------   -------------------  --------------------  -------------------

Net income (loss):
  As reported                                $              271    $              524   $            (2,777)  $              947
  Less: Impairment loss related to
    the adoption of SFAS No. 142                              -                     -                (2,845)                   -
  Add: Goodwill amortization                                  -                   109                     -                  219
                                             ------------------    ------------------   -------------------   ------------------
  Net income excluding the
    impairment loss related to
    the adoption of SFAS No. 142
    and goodwill amortization                $              271    $              633   $                68   $            1,166
                                             ==================    ==================   ===================   ==================

  Net income (loss) per share,
   basic and diluted:
  As reported                                $             0.03    $             0.05   $             (0.25)  $            0.09
  Less: Impairment loss related to
    the adoption of SFAS No. 142                              -                     -                 (0.26)                   -
  Add: Goodwill amortization                                  -                  0.01                     -                 0.02
                                             ------------------    ------------------   -------------------   ------------------
  Net income excluding the
    impairment loss related to
    the adoption of SFAS No. 142
    and goodwill amortization                $             0.03    $             0.06   $              0.01   $             0.11
                                             ==================    ==================   ===================   ==================

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)


         The changes in the carrying amount of goodwill for the six months ended December 31, 2002, by segment, are as follows (in thousands):

                                             Industrial                                    Industrial
                                            Cleaning and            Industrial               Process
                                              Facility               Container                Water
                                             Maintenance             Cleaning             Purification               Total
                                         --------------------   --------------------   --------------------   --------------------

Balance as of June 30, 2002              $             6,011    $             3,942    $             1,555    $            11,508
Impairment loss related to the
 adoption of SFAS No. 142,
 pre-tax                                                   -                 (3,942)                  (800)                (4,742)
                                         -------------------    -------------------    -------------------    -------------------
Balance as of December 31, 2002          $             6,011    $                 -    $               755    $             6,766
                                         ===================    ===================    ===================    ===================


         USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

         EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 is effective for fiscal years ending after December 15, 2002, while SFAS No. 148's amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. The Company will adopt the interim disclosure requirements beginning in the third quarter of fiscal 2003 and will adopt the annual disclosure requirements in its annual report on Form 10-K for the year ended June 30, 2003.

NOTE 2.  OTHER INTANGIBLES

         Intangibles are summarized as follows (in thousands):

                                                    As of December 31, 2002                        As of June 30, 2002
                                           -------------------------------------------   -------------------------------------------
                                             Gross Carrying           Accumulated          Gross Carrying           Accumulated
                                                 Amount              Amortization              Amount              Amortization
                                           --------------------   --------------------   --------------------   --------------------

      Amortized intangible assets:
        Customer relationships and lists   $             8,295    $            (1,935)   $             8,295    $            (1,699)
        Patents                                          1,393                   (615)                 1,393                   (545)
        Non-compete agreements                             410                   (319)                   410                   (285)
                                           -------------------    -------------------    -------------------    -------------------
                                           $            10,098    $            (2,869)   $            10,098    $            (2,529)
                                           ===================    ===================    ===================    ===================

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)



         Amortization expense was $0.2 million for the three months ended December 31, 2002 and $0.3 million for the six months ended December 31, 2002. Estimated amortization expense for the current and next five fiscal years is as follows (in thousands):


                                                     Estimated
                                                   Amortization
                                                      Expense
                                                --------------------

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


NOTE 3.  INVESTMENT IN AFFILIATE

         During the first quarter of fiscal 2003, the Company invested approximately $0.4 million in Pentagon Technologies Group, Inc. ("Pentagon") and has a remaining investment commitment of approximately $0.1 million.

         Summarized operating data for Pentagon is presented in the following table (in thousands):

                                              Three Months Ended December 31,                Six Months Ended December 31,
                                         -------------------------------------------   -------------------------------------------
                                                2002                   2001                   2002                   2001
                                         --------------------   --------------------   --------------------   --------------------

Revenues                                 $             8,053    $            10,179    $            17,785    $            20,118
                                         ===================    ===================    ===================    ===================
Loss from operations                     $              (916)   $              (102)   $              (842)   $              (371)
                                         ===================    ===================    ===================    ===================
Net loss                                 $              (868)   $              (675)   $            (1,028)   $              (937)
                                         ===================    ===================    ===================    ===================

         Summarized balance sheet data for Pentagon is presented in the following table (in thousands):

                                                                                      December 31,             June 30,
                                                                                          2002                   2002
                                                                                   -------------------    -------------------

Current assets                                                                     $            9,844     $           11,636
Noncurrent assets                                                                              46,897                 46,869
Current liabilities                                                                            (6,770)                (9,078)
Noncurrent liabilities                                                                        (20,054)               (18,374)
                                                                                   ------------------     ------------------
Equity                                                                             $           29,917     $           31,053
                                                                                   ==================     ==================

         A significant amount of Pentagon's total assets represent goodwill. Under the equity method of accounting, the Company's recorded investment in Pentagon would be affected if Pentagon were to record an impairment charge under the provisions of SFAS No. 142.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)





NOTE 4.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                         Three Months Ended             Six Months Ended
                                                                            December 31,                    December 31,
                                                                   -----------------------------  -----------------------------
                                                                       2002            2001           2002            2001
                                                                   --------------  -------------  --------------  -------------
Numerator for basic and diluted net income (loss)
        per share:
        Income before cumulative effect of change in
         accounting principle                                      $         271   $        524   $          68   $        947
        Cumulative effect of change in accounting principle                    -              -          (2,845)             -
                                                                   -------------   ------------   -------------   ------------
        Net income (loss) per share                                $         271   $        524   $      (2,777)  $        947
                                                                   =============   ============   =============   ============

Denominator for basic net income (loss) per share:
        Weighted average common shares                                    10,940         10,940          10,940         10,940
        Effect of dilutive securities:
          Dilutive employee stock options                                     18              4              36              4
                                                                   -------------   ------------   -------------   ------------
Denominator for diluted net income (loss) per share-
        adjusted weighted average common shares and
        assumed conversions                                               10,958         10,944          10,976         10,944
                                                                   =============   ============   =============   ============

Net income (loss) per share:
        Income before cumulative effect of change in
         accounting principle                                      $        0.03   $       0.05   $        0.01   $       0.09
        Cumulative effect of change in accounting principle                    -              -           (0.26)             -
                                                                   -------------   ------------   -------------   ------------
        Net income (loss) per share                                $        0.03   $       0.05   $       (0.25)  $       0.09
                                                                   =============   ============   =============   ============

Net income (loss) per share, assuming dilution:
        Income before cumulative effect of change in
         accounting principle                                      $        0.03   $       0.05   $        0.01   $       0.09
        Cumulative effect of change in accounting principle                    -              -           (0.26)             -
                                                                   -------------   ------------   -------------   ------------
        Net income (loss) per share, assuming dilution             $        0.03   $       0.05   $       (0.25)  $       0.09
                                                                   =============   ============   =============   ============


         Options to purchase 1,279,550 and 1,845,319 shares of common stock at a weighted average price of $5.72 and $4.86 per share were outstanding during the three months ended December 31, 2002 and December 31, 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the shares, therefore, the effect would be antidilutive. Options to purchase 1,278,800 and 1,845,113 shares of common stock at a weighted average price of $5.75 and $4.86 per share were outstanding during the six months ended December 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, therefore, the effect would be antidilutive.

NOTE 5. RELATED PARTY TRANSACTIONS


         The Company rents certain land, property, buildings and equipment from entities controlled by its principal shareholder and Chief Executive Officer under long-term lease agreements and other arrangements. Total payments related to these leases and other arrangements were $0.6 million and $0.5 million for the three months ended December 31, 2002 and 2001, respectively, and $1.0 million for both the six months ended December 31, 2002 and 2001.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

         The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. ("Pro-Kleen"), a portable sanitation services company wholly-owned by the Company's principal shareholder. The Company bills Pro-Kleen for services it renders. The amount of such billings were not significant for the three months ended December 31, 2002 and 2001 and the six months ended December 31, 2001 and were approximately $0.2 million for the six months ended December 31, 2002. These billings represent reimbursement for the use of parts and supplies and the use of certain of the Company's employees on certain projects as requested by Pro-Kleen. These reimbursements by Pro-Kleen are generally treated as an offset to supplies and maintenance or labor expense.

         All related party transactions are reviewed by the Company's Audit Committee of the Board of Directors, which is comprised of outside and independent directors. Based on the Committee's review, the Company believes these transactions are being conducted upon terms that are consistent with those that would have been obtained from an independent third party.


NOTE 6. SEGMENT REPORTING

         Summarized financial information for the Company's reportable segments is set forth below (in thousands). Corporate expenses are fully allocated to the segments. Corporate support services that are attributable to the operating segments are allocated based on each segment's percentage of total revenues. General corporate expenses are allocated to each segment equally.



                                                    Three Months Ended December 31,           Six Months Ended December 31,
                                                 --------------------------------------   --------------------------------------
                                                       2002                2001                 2002                2001
                                                 ------------------  ------------------   ------------------  ------------------
REVENUE
  Industrial Cleaning and Facility Maintenance   $          19,379   $          17,391    $          38,326   $          35,884
  Industrial Container Cleaning                              2,749               2,530                5,510               5,104
  Industrial Water Process Purification                      2,217               2,316                4,815               4,922
                                                 -----------------   -----------------    -----------------   -----------------
    Total                                        $          24,345   $          22,237    $          48,651   $          45,910
                                                 =================   =================    =================   =================

INCOME FROM OPERATIONS
  Industrial Cleaning and Facility Maintenance   $           1,027   $           1,350    $             886   $           2,264
  Industrial Container Cleaning                                 50                  69                   27                  94
  Industrial Water Process Purification                        159                 493                  534               1,130
                                                 -----------------   -----------------    -----------------   -----------------
    Total                                        $           1,236   $           1,912    $           1,447   $           3,488
                                                 =================   =================    =================   =================

                                                                                            December 31,          June 30,
                                                                                                2002                2002
                                                                                          ------------------  ------------------
TOTAL ASSETS
  Industrial Cleaning and Facility Maintenance                                            $          41,826   $          40,542
  Industrial Container Cleaning                                                                      15,659              19,785
  Industrial Water Process Purification                                                              11,632              10,677
  Other (1)                                                                                          13,816              14,885
                                                                                          -----------------   -----------------
    Total                                                                                 $          82,933   $          85,889
                                                                                          =================   =================

(1) Other consists of corporate assets.

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


RESULTS OF OPERATIONS

         The following table sets forth revenue and income from operations by segment for the three months ended December 31, 2002 and 2001. Corporate expenses are fully allocated to the segments. Corporate support services that are attributable to the operating segments are allocated based on each segment's percentage of total revenues. General corporate expenses are allocated to each segment equally.

                                                               Three Months Ended December 31,
                                                       -----------------------------------------------
                                                                2002                      2001
                                                       ---------------------      --------------------
                                                       Actual   % of Revenue      Actual  % of Revenue
                                                       ------   ------------      ------  ------------
                                                                   (unaudited; in thousands)
Revenue
  Industrial Cleaning and Facility Maintenance       $   19,379       79.6%     $   17,391      78.2%
  Industrial Container Cleaning                           2,749       11.3           2,530      11.4
  Industrial Water Process Purification                   2,217        9.1           2,316      10.4
                                                     ----------   --------     -----------  --------
    Total revenue                                        24,345      100.0          22,237     100.0

Cost of services (including depreciation)                18,739       77.0          15,974      71.8
                                                     ----------   --------     -----------  --------

    Gross profit                                          5,606       23.0           6,263      28.2

Selling, general and administrative expenses              4,370       17.9           4,351      19.6
                                                     ----------   --------     -----------  --------

Income from operations
  Industrial Cleaning and Facility Maintenance            1,027        5.3           1,350       7.8
  Industrial Container Cleaning                              50        1.8              69       2.7
  Industrial Water Process Purification                     159        7.2             493      21.3
                                                     ----------   --------     -----------  --------
    Total income from operations                     $    1,236        5.1%     $    1,912       8.6%
                                                     ==========   ========     ===========  ========

                                                                 Six Months Ended December 31,
                                                       -----------------------------------------------
                                                               2002                       2001
                                                       --------------------       --------------------
                                                       Actual  % of Revenue       Actual  % of Revenue
                                                       ------  ------------       ------  ------------
                                                                 (unaudited; in thousands)
Revenue
  Industrial Cleaning and Facility Maintenance       $    38,326      78.8%     $    35,884      78.2%
  Industrial Container Cleaning                            5,510      11.3            5,104      11.1
  Industrial Water Process Purification                    4,815       9.9            4,922      10.7
                                                     -----------  --------      -----------  --------
    Total revenue                                         48,651     100.0           45,910     100.0

Cost of services (including depreciation)                 37,906      77.9           33,359      72.7
                                                     -----------  --------      -----------  --------

    Gross profit                                          10,745      22.1           12,551      27.3

Selling, general and administrative expenses               9,298      19.1            9,063      19.7
                                                     -----------  --------      -----------  --------

Income from operations
  Industrial Cleaning and Facility Maintenance               886       2.3            2,264       6.3
  Industrial Container Cleaning                               27       0.5               94       1.8
  Industrial Water Process Purification                      534      11.1            1,130      23.0
                                                     -----------  --------      -----------  --------
    Total income from operations                     $     1,447       3.0%     $     3,488       7.6%
                                                     ===========  ========      ===========  ========

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

         Revenues. Revenues increased 9.5% to $24.3 million in the first quarter of fiscal 2003 from $22.2 million in the prior year period. The increase was primarily the result of a large project performed by the Company's union subsidiary, the start-up of new branches, as well as increased work with paper and steel customers, primarily in the Industrial Cleaning and Facility Maintenance segment.
                                       12

         Cost of Services. Total cost of services was $18.7 million for the three months ended December 31, 2002 compared to $16.0 million for the three months ended December 31, 2001. Cost of services as a percentage of revenue increased to 77.0% in the second quarter of fiscal 2003 from 71.8% in the prior year period. This increase was primarily driven by additional investments in the business related to the start up of new branches, heavier reliance on sub-contract services, increased repair, maintenance and fuel costs and additional depreciation expense in the current year period as a result of a change in estimate related to salvage value. Effective in the third quarter of fiscal 2002, the Company began depreciating salvage value for all property and equipment, except for land and buildings, over the remaining useful life of each respective asset.

         Selling, General and Administrative Expenses. Total selling, general and administrative expenses remained flat at $4.4 million for the three months ended December 31, 2002 and 2001, respectively. While selling, general and administrative expenses increased due to additional sales and business development personnel, these increased costs were offset by a decrease in amortization expense as a result of the Company's adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets.


         Income from Operations. Income from operations was $1.2 million for the three months ended December 31, 2002 compared to $1.9 million for the three months ended December 31, 2001. As a percentage of revenue, income from operations decreased to 5.1% in the first quarter of fiscal 2003 from 8.6% in the prior year period primarily related to the factors discussed above.

         Interest Expense. Interest expense decreased to $0.5 million in the first quarter of fiscal 2003 from $0.7 million in the prior year period. The decrease was primarily due to lower average outstanding borrowings and lower interest rates.


         Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2002 and 2001 reflects an effective rate of 42% and 44%, respectively.


SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 2001

         Revenues. Revenues increased 6.0% to $48.7 million in the first six months of fiscal 2003 from $45.9 million in the prior year period. The increase was primarily related to the factors discussed above.

         Cost of Services. Total cost of services was $37.9 million for the six months ended December 31, 2002 compared to $33.4 million for the six months ended December 31, 2001. Cost of services as a percentage of revenue increased to 77.9% in the first six months of fiscal 2003 from 72.7% in the prior year period. The increase was primarily related to the factors discussed above.

         Selling, General and Administrative Expenses. Total selling, general and administrative expenses were $9.3 million and $9.1 million for the six months ended December 31, 2002 and 2001, respectively. The increase was primarily due to additional sales and business development personnel, which was partially offset by a decrease in amortization expense as a result of the Company's adoption of SFAS No. 142.

         Income from Operations. Income from operations was $1.4 million for the six months ended December 31, 2002 compared to $3.5 million for the six months ended December 31, 2001. As a percentage of revenue, income from operations decreased to 3.0% in the first six months of fiscal 2003 from 7.6% in the prior year period primarily related to the factors discussed above.


         Interest Expense. Interest expense decreased to $1.0 million in the first six months of fiscal 2003 from $1.4 million in the prior year period. The decrease was primarily related to the factors discussed above.


         Provision for Income Taxes. The provision for income taxes for the six months ended December 31, 2002 and 2001 reflects an effective rate of 42% and 44%, respectively.

RELATED PARTY TRANSACTIONS


         The Company rents certain land, property, buildings and equipment from entities controlled by its principal shareholder and Chief Executive Officer under long-term lease agreements and other arrangements. Total payments related to these leases and other arrangements were $0.6 million and $0.5 million for the three months ended December 31, 2002 and 2001, respectively, and $1.0 million for both the six months ended December 31, 2002 and 2001.

         The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. ("Pro-Kleen"), a portable sanitation services company wholly-owned by the Company's principal shareholder. The Company bills Pro-Kleen for services it renders. The amount of such billings were not significant for the three months ended December 31, 2002 and 2001 and the six months ended December 31, 2001 and were approximately $0.2 million for the six months ended December 31, 2002. These billings represent reimbursement for the use of parts and supplies and the use of certain of the Company's employees on certain projects as requested by Pro-Kleen. These reimbursements by Pro-Kleen are generally treated as an offset to supplies and maintenance or labor expense.

         All related party transactions are reviewed by the Company's Audit Committee of the Board of Directors, which is comprised of outside and independent directors. Based on the Committee's review, the Company believes these transactions are being conducted upon terms that are consistent with those that would have been obtained from an independent third party.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2002, the Company had cash of $0.3 million and working capital of $10.9 million. Cash provided by operating activities was $1.8 million for the six months ended December 31, 2002, while cash used for investing activities was $4.4 million. The cash used for investing activities included an additional investment of approximately $0.4 million in Pentagon Technologies Group, Inc. The Company has a remaining investment commitment to Pentagon of approximately $0.1 million.

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

         The Credit Facility is secured by substantially all of the Company's assets. Under the terms of the Credit Facility, the entire $41.0 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus 2.25%. The Company also pays a commitment fee of .45% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of December 31, 2002, outstanding borrowings under the Credit Facility were $29.9 million.

CRITICAL ACCOUNTING POLICIES

         In December 2001, the SEC issued Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies ("FR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company's critical accounting policies are described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the Annual Report on Form 10-K for the year ended June 30, 2002. In addition, a summary of all of the Company's significant accounting policies, including critical accounting policies, is included in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2002. No changes were made to the Company's critical accounting policies during the quarter ended December 31, 2002 except as indicated in the following section.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         Effective July 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets with identifiable definite lives continue to be amortized over their useful lives. SFAS No. 142 requires a two-step process for impairment testing of goodwill. The first step identifies indications of impairment, while the second step, if necessary, measures the amount of the impairment, if any. The Company is required to perform a transitional impairment test of goodwill in fiscal 2003 and an annual impairment test thereafter or upon the occurrence of certain triggering events as defined by SFAS No. 142. The Company will perform its annual impairment test during the fourth quarter of each year.

         The Company completed step one and two of the transitional impairment test during the second quarter of fiscal 2003 for each of its reporting units. The Company used discounted cash flow and market comparison methodologies to determine the fair value of the Company's reporting units. As a result of step one of the transitional impairment test, it was determined that the Industrial Cleaning and Facility Maintenance reporting unit had no impairment in connection with its reported goodwill; however, the fair values of the Industrial Container Cleaning reporting unit and the medical and laboratory water purification reporting unit of the Industrial Water Process Purification segment ("WTW") were determined to be less than the book values of these reporting units.

         Based on the results of step two of the transitional impairment test, the Company recorded a $2.3 million, net of tax of $1.6 million, transitional impairment loss in the Industrial Container Cleaning reporting unit and a $0.5 million, net of tax of $0.3 million, transitional impairment loss in the WTW reporting unit. These changes were recorded as a cumulative effect of a change in accounting principle as of July 1, 2002 and primarily reflect a decline in operating results largely due to the economic downturn that has affected many of the customers that these reporting units serve.

         In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 is effective for fiscal years ending after December 15, 2002, while SFAS No. 148's amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. The Company will adopt the interim disclosure requirements beginning in the third quarter of fiscal 2003 and will adopt the annual disclosure requirements in its annual report on Form 10-K for the year ended June 30, 2003.

INFLATION

         The effects of inflation on the Company's operations were not significant during the periods presented in the Consolidated Financial Statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company's revolving credit facility, which is subject to a variable rate of interest based on the Eurodollar rate, had a balance of $29.9 million at December 31, 2002. The Company has hedged its exposure to changes in interest rates by fixing its rate of interest on $20.0 million of its variable rate revolving credit facility through an interest rate swap agreement. Assuming borrowings at December 31, 2002, a one hundred basis point change in interest rates would impact interest expense by approximately $0.1 million per year.

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

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its annual meeting of the shareholders on December 13, 2002.

         (b) Each of the following nominees for election to the Board of Directors of the Company were elected by the shareholders who were present or represented by proxy: Monte
                  R. Black, Alfred Friedman, Pete A. Klisares, Timothy A. Walsh and Luke Feck.

         (c) Of the 10,045,734 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which the authority to vote in the election was withheld, were as follows with respect to each director nominee:

                                    Votes for Election of      Authority to Vote
              Name                        Director                  Withheld
              Monte R. Black              9,975,707                  70,027
              Alfred Friedman             9,986,307                  59,427
              Pete A. Klisares            9,923,107                 122,627
              Timothy A. Walsh            9,923,107                 122,627
              Luke Feck                   9,986,307                  59,427

         (d)      Not Applicable.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (e)      Exhibits.

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

                                         MPW INDUSTRIAL SERVICES GROUP, INC.,
                                         an Ohio corporation


Dated:        February 14, 2003          By:       /s/ Richard R. Kahle
      ------------------------------         --------------------------------
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

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) pres ented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencie s and material weaknesses.

Dated:        February 14, 2003
      --------------------------------------


                                                    /s/ Monte R. Black
                                             ---------------------------------
                                                       Monte R. Black
                                             Chairman of the Board of Directors
                                                and Chief Executive Officer

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

Dated:        February 14, 2003
      --------------------------------------


                                               /s/ Richard R. Kahle
                                      -----------------------------------------
                                                 Richard R. Kahle
                                       Vice President, Chief Financial Officer,
                                              Secretary and Treasurer

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