Form 10-Q
period 2003-03-31
MPW INDUSTRIAL SERVICES GROUP INC
filed 2003-05-15
CIK 1047098

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
         [X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                    OF THE SECURITIES ACT OF 1934

For quarterly period ended MARCH 31, 2003

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
    days.  Yes    X       No
              --------      --------
    Indicate by check mark whether the registrant is an accelerated filer
    (as defined in Rule 12-b of the Exchange Act).  Yes          No     X
                                                       --------    ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

    As of April 30, 2003, 10,939,957 shares of the issuer's common stock, without par value, were outstanding.

================================================================================

                       MPW INDUSTRIAL SERVICES GROUP, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                                                        PAGE

Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 2003 (unaudited) and June 30, 2002..........        3

            Consolidated Statements of Operations for the three and nine months ended March 31, 2003
            and 2002 (unaudited)....................................................................        4

            Consolidated Statements of Cash Flows for the nine months ended March 31, 2003 and 2002
            (unaudited).............................................................................        5

            Notes to Consolidated Financial Statements (unaudited)..................................        6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...       14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk..............................       19

Item 4.     Controls and Procedures.................................................................       19

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.......................................................................       20

Item 2.     Changes in Securities and Use of Proceeds...............................................       20

Item 3.     Defaults Upon Senior Securities.........................................................       20

Item 4.     Submission of Matters to a Vote of Security Holders.....................................       20

Item 5.     Other Information.......................................................................       20

Item 6.     Exhibits and Reports on Form 8-K........................................................       20


SIGNATURES..........................................................................................       21

CERTIFICATIONS......................................................................................       22

EXHIBIT INDEX.......................................................................................       24

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        MARCH 31,         JUNE 30,
                                                                           2003            2002
                                                                       ----------        ---------
                                                                       (UNAUDITED)
ASSETS
Cash                                                                     $    286        $    164
Accounts receivable, net                                                   17,148          16,390
Inventories                                                                 2,572           2,290
Deferred income taxes                                                       1,453           1,912
Prepaid expenses                                                              475             776
Other current assets                                                           27             672
                                                                         --------        --------
    Total current assets                                                   21,961          22,204
                                                                         --------        --------
Property and equipment, net                                                35,883          37,672
Goodwill                                                                    6,799          11,508
Other intangibles, net                                                      7,059           7,569
Investment in affiliate                                                     6,597           6,792
Other assets                                                                  102             144
                                                                         --------        --------
    Total assets                                                         $ 78,401        $ 85,889
                                                                         ========        ========

LIABILITIES
Accounts payable                                                         $  4,408        $  4,910
Accrued compensation and related taxes                                      2,091           2,665
Current maturities of long-term debt                                        1,324           1,382
Other accrued liabilities                                                   6,186           5,775
                                                                         --------        --------
    Total current liabilities                                              14,009          14,732
                                                                         --------        --------
Long-term debt                                                             23,448          25,972
Deferred income taxes                                                       3,288           5,424
                                                                         --------        --------
    Total liabilities                                                      40,745          46,128
                                                                         --------        --------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
    no shares issued and outstanding                                           --              --
Common stock, no par value; 30,000,000 shares authorized;
    10,939,957 shares issued and outstanding at March 31, 2003
    and June 30, 2002                                                         109             109
Additional paid-in capital                                                 41,507          41,507
Accumulated deficit                                                        (3,593)         (1,416)
Accumulated other comprehensive loss                                         (367)           (439)
                                                                         --------        --------
    Total shareholders' equity                                             37,656          39,761
                                                                         --------        --------
    Total liabilities and shareholders' equity                           $ 78,401        $ 85,889
                                                                         ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                          MARCH 31,              MARCH 31,
                                                                   --------------------   --------------------
                                                                      2003       2002        2003        2002
                                                                   --------    --------   --------    --------
                                                                        (UNAUDITED)            (UNAUDITED)
Revenues                                                           $ 24,506    $ 22,957   $ 73,157    $ 68,867
Cost of services (including depreciation)                            18,102      17,513     56,008      50,872
                                                                   --------    --------   --------    --------
Gross profit                                                          6,404       5,444     17,149      17,995
Selling, general and administrative expenses                          4,369       4,338     13,667      13,401
                                                                   --------    --------   --------    --------
Income from operations                                                2,035       1,106      3,482       4,594
Interest expense, net                                                   457         622      1,470       2,012
                                                                   --------    --------   --------    --------
Income from continuing operations before income taxes
and equity in earnings (loss) of affiliate                            1,578         484      2,012       2,582
Provision for income taxes                                              663           8        845         931
                                                                   --------    --------   --------    --------
Income from continuing operations before equity in
earnings (loss) of affiliate                                            915         476      1,167       1,651
Equity in earnings (loss) of affiliate                                 (315)         93       (499)       (135)
                                                                   --------    --------   --------    --------
Income from continuing operations                                       600         569        668       1,516
Income from discontinued operations, net of tax                          --       1,179         --       1,179
                                                                   --------    --------   --------    --------
Income before cumulative effect of change in accounting
principle                                                               600       1,748        668       2,695
Cumulative effect of change in accounting principle                      --          --     (2,845)         --
                                                                   --------    --------   --------    --------
Net income (loss)                                                  $    600    $  1,748   $ (2,177)   $  2,695
                                                                   ========    ========   ========    ========
Net income (loss) per share:
   Income from continuing operations                               $   0.05    $   0.05   $   0.06    $   0.14
   Income from discontinued operations, net of tax                       --        0.11         --        0.11
                                                                   --------    --------   --------    --------
   Income before cumulative effect of change in accounting
   principle                                                           0.05        0.16       0.06        0.25
   Cumulative effect of change in accounting principle                   --          --      (0.26)         --
                                                                   --------    --------   --------    --------
   Net income (loss) per share                                     $   0.05    $   0.16   $  (0.20)   $   0.25
                                                                   ========    ========   ========    ========
Net income (loss) per share, assuming dilution:
   Income from continuing operations                               $   0.05    $   0.05   $   0.06    $   0.14
   Income from discontinued operations, net of tax                       --        0.11         --        0.11
                                                                   --------    --------   --------    --------
   Income before cumulative effect of change in accounting
   principle                                                           0.05        0.16       0.06        0.25
   Cumulative effect of change in accounting principle                   --          --      (0.26)         --
                                                                   --------    --------   --------    --------
   Net income (loss) per share, assuming dilution                  $   0.05    $   0.16   $  (0.20)   $   0.25
                                                                   ========    ========   ========    ========

Weighted average shares outstanding                                  10,940      10,940     10,940      10,940
Weighted average shares outstanding, assuming dilution               10,941      11,347     10,965      10,943


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                         MARCH 31,
                                                                  --------------------
                                                                     2003       2002
                                                                  --------    --------
                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $ (2,177)   $  2,695
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                      6,802       6,398
   Amortization                                                        510         937
   Equity in loss of affiliate                                         499         135
   Loss on disposal of assets                                           46          36
   Change in deferred income taxes                                     132        (855)
   Cumulative effect of change in accounting principle               2,845          --
   Changes in operating assets and liabilities:
      Accounts receivable                                             (758)     (1,393)
      Inventories                                                     (282)         16
      Prepaid expenses and other assets                                988        (721)
      Accounts payable                                                (501)     (1,428)
      Other accrued liabilities                                         24      (2,005)
                                                                  --------    --------
Net cash provided by operating activities                            8,128       3,815
                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                 (5,074)     (4,765)
Investment in affiliate                                               (365)         --
Proceeds from the disposal of property and equipment                    15          25
                                                                  --------    --------
Net cash (used in) investing activities                             (5,424)     (4,740)
                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility                             24,549      22,286
Payments on revolving credit facility                              (27,082)    (21,154)
Issuance of notes payable                                              128          --
Payments on notes payable                                             (177)       (212)
                                                                  --------    --------
Net cash provided by (used in) financing activities                 (2,582)        920
                                                                  --------    --------
Increase (decrease) in cash                                            122          (5)
Cash at beginning of year                                              164         129
                                                                  --------    --------
Cash at end of period                                             $    286    $    124
                                                                  ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS MPW Industrial Services Group, Inc. and its subsidiaries (the "Company") provide technically-based services, including industrial cleaning and facility maintenance, industrial container cleaning and industrial process water purification. Such services are primarily provided at customer facilities. The Company serves customers in numerous industries including automotive, manufacturing, steel, utility, pulp and paper, chemical and construction primarily throughout the United States and Canada.

         The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended March 31, 2003 and 2002, respectively, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2002 ("Annual Report"). The results of operations for the three and nine months ended March 31, 2003 and 2002, respectively, are not necessarily indicative of the results for the full year.

         COMPREHENSIVE INCOME (LOSS) Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, requires that an enterprise report the change in its equity during the period from non-owner sources as other comprehensive income (loss). The Company has evaluated the statement and determined that the only items in addition to net income (loss) that would be included in comprehensive income (loss) are the foreign currency translation adjustment, the mark-to-market adjustment on interest rate swaps and the Company's share of the comprehensive loss of its investment in affiliate. Comprehensive income for the three months ended March 31, 2003 and 2002 was $0.6 million and $1.9 million, respectively. Comprehensive income (loss) for the nine months ended March 31, 2003 and 2002 was $(2.1) million and $2.4 million, respectively.

         GOODWILL AND OTHER INTANGIBLES Effective July 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets with identifiable definite lives continue to be amortized over their useful lives. SFAS No. 142 requires a two-step process for impairment testing of goodwill. The first step identifies indications of impairment, while the second step, if necessary, measures the amount of the impairment, if any. The Company was required to perform a transitional impairment test of goodwill within the first six months of fiscal 2003 and an annual impairment test thereafter or upon the occurrence of certain triggering events as defined by SFAS No. 142. The Company will perform its annual impairment test during the fourth quarter of each year.

         The Company completed step one of the transitional impairment test during the second quarter of fiscal 2003 for each of its reporting units. The Company used discounted cash flow and market comparison methodologies to determine the fair value of the Company's reporting units. As a result of step one of the transitional impairment test, it was determined that the Industrial Cleaning and Facility Maintenance reporting unit had no impairment in connection with its reported goodwill; however, the fair values of the Industrial Container Cleaning reporting unit and the medical and laboratory water purification reporting unit of the Industrial Water Process Purification segment ("WTW") were determined to be less than the book values of these reporting units.

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

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


          The following table presents the results of operations for the three months ended September 30, 2002 and the accumulated deficit as of September 30, 2002 after giving effect to the goodwill impairment charge (in thousands):

                                                         AS ADJUSTED FOR
                                          AS REPORTED       GOODWILL
                                         IN FORM 10-Q      IMPAIRMENT
                                         ------------    ---------------
Net loss                                   $   (203)        $(3,048)
                                           ========         =======
Net loss per share, basic and diluted      $  (0.02)        $ (0.28)
                                           ========         =======
Accumulated deficit                        $ (1,619)        $(4,464)
                                           ========         =======

         The effects of adopting SFAS No. 142 on net income (loss) and the per share amounts for the three and nine months ended March 31, 2003 and 2002 are as follows (in thousands, except per share data):

                                            THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,
                                            ----------------------------   ---------------------------
                                               2003            2002           2003            2002
                                              -----          -------         -------         -------
Net income (loss):
   As reported                                $ 600          $ 1,748         $(2,177)        $ 2,695
   Less: Impairment loss related to
     the adoption of SFAS No. 142                 -               -           (2,845)              -
   Add: Goodwill amortization                     -              109               -             327
                                              -----          -------         -------         -------
   Net income excluding the
     impairment loss related to
     the adoption of SFAS No. 142
     and goodwill amortization                $ 600          $ 1,857         $   668         $ 3,022
                                              =====          =======         =======         =======

Net income (loss) per share,
basic and diluted:
   As reported                                $0.05          $  0.16         $ (0.20)        $  0.25
   Less: Impairment loss related to
     the adoption of SFAS No. 142                 -                -           (0.26)              -
   Add: Goodwill amortization                     -             0.01               -            0.03
                                              -----          -------         -------         -------
   Net income excluding the
     impairment loss related to
     the adoption of SFAS No. 142
     and goodwill amortization                $0.05          $  0.17         $  0.06         $  0.28
                                              =====          =======         =======         =======

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


         The changes in the carrying amount of goodwill for the nine months ended March 31, 2003, by segment, are as follows (in thousands):

                                   INDUSTRIAL                    INDUSTRIAL
                                  CLEANING AND    INDUSTRIAL      PROCESS
                                    FACILITY      CONTAINER        WATER
                                   MAINTENANCE     CLEANING     PURIFICATION     TOTAL
                                  ------------    ----------    ------------    --------
Balance as of June 30, 2002         $  6,011      $  3,942       $  1,555       $ 11,508
Impairment loss related to the
adoption of SFAS No. 142,
pre-tax                                   --        (3,942)          (800)        (4,742)
Earnings contingency payout               33            --             --             33
                                    --------      --------       --------       --------
Balance as of March 31, 2003        $  6,044      $     --       $    755       $  6,799
                                    ========      ========       ========       ========


         STOCK OPTIONS Effective January 1, 2003, the Company adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

         As of March 31, 2003, the Company has two stock-based compensation plans, which are described in detail in the annual report on Form 10-K for the year ended June 30, 2002. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income
(loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                MARCH 31,                 MARCH 31,
                                           ------------------       ---------------------
                                           2003         2002         2003          2002
                                          -------      -------      -------       -------
Net income (loss):
   As reported                            $   600      $ 1,748      $(2,177)      $ 2,695
   Less: Stock-based compensation
      expense determined under
      fair value based method for
      all awards, net of related tax
      effects                                  22           30           76            46
                                          -------      -------      -------       -------
   Pro forma net income (loss)            $   578      $ 1,718      $(2,253)      $ 2,649
                                          =======      =======      =======       =======

Net income (loss) per share, basic
and diluted:
   As reported                            $  0.05      $  0.16      $ (0.20)      $  0.25
                                          =======      =======      =======       =======
   Pro forma                              $  0.05      $  0.16      $ (0.21)      $  0.25
                                          =======      =======      =======       =======

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


         USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

         EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No.
133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 also amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect adoption of this Statement to have a material impact on the Company's consolidated financial statements.

NOTE 2.  OTHER INTANGIBLES

         Intangibles are summarized as follows (in thousands):

                                         AS OF MARCH 31, 2003                AS OF JUNE 30, 2002
                                   -------------------------------     -------------------------------
                                   GROSS CARRYING      ACCUMULATED     GROSS CARRYING      ACCUMULATED
                                       AMOUNT         AMORTIZATION         AMOUNT         AMORTIZATION
                                   --------------     ------------     --------------     ------------
   Amortized intangible assets:
     Customer relationships and lists $  8,295          $ (2,053)         $  8,295          $ (1,699)
     Patents                             1,393              (650)            1,393              (545)
     Non-compete agreements                485              (411)              485              (360)
                                      --------          --------          --------          --------
                                      $ 10,173          $ (3,114)         $ 10,173          $ (2,604)
                                      ========          ========          ========          ========


         Amortization expense was $0.2 million for the three months ended March 31, 2003 and $0.5 million for the nine months ended March 31, 2003. Estimated amortization expense for the current and next five fiscal years is as follows (in thousands):

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

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)



NOTE 3.  INVESTMENT IN AFFILIATE

         During the first quarter of fiscal 2003, the Company invested approximately $0.4 million in Pentagon Technologies Group, Inc. ("Pentagon"). Subsequent to March 31, 2003, the Company funded its remaining investment commitment of approximately $0.1 million.

         Summarized operating data for Pentagon is presented in the following table (in thousands):

                                        THREE MONTHS ENDED MARCH 31,       NINE MONTHS ENDED MARCH 31,
                                        ----------------------------       ---------------------------
                                          2003              2002             2003           2002
                                        -------           --------         --------        --------
Revenues                                $ 8,105           $ 10,054         $ 25,935        $ 30,172
                                        =======           ========         ========        ========
Income (loss) from operations           $    98           $    797         $ (1,145)       $    426
                                        =======           ========         ========        ========
Net income (loss)                       $  (180)          $    332         $ (2,475)       $   (605)
                                        =======           ========         ========        ========


         The Company's equity in loss of affiliate of $0.3 million for the quarter ended March 31, 2003 exceeds the Company's percentage share in the net loss recorded by Pentagon for the same period due to adjustments to Pentagon's financial statements for its fiscal year ended December 31, 2002 reported subsequent to the Company's filing of its Form 10-Q for the period ended December 31, 2002. These adjustments are included in Pentagon's summarized operating data for the nine months ended March 31, 2003.

         Summarized balance sheet data for Pentagon is presented in the following table (in thousands):

                                                       MARCH 31,            JUNE 30,
                                                         2003                 2002
                                                       ---------           ---------
Current assets                                         $  9,743          $    11,636
Noncurrent assets                                        46,220               46,869
Current liabilities                                      (8,146)              (9,078)
Noncurrent liabilities                                  (19,356)             (18,374)
                                                       --------          -----------
   Equity                                              $ 28,461          $    31,053
                                                       ========          ===========

         A significant amount of Pentagon's total assets represent goodwill. Under the equity method of accounting, the Company's recorded investment in Pentagon would be affected if Pentagon were to record an impairment charge under the provisions of SFAS No. 142. The Company will closely monitor its investment in Pentagon and it is possible that continued declines in Pentagon's operating results could also in the near term materially affect the Company's recorded investment in Pentagon.

NOTE 4. LONG-TERM DEBT

         The Company currently has two pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate, which mature in June 2003. The objective of the hedge is to eliminate the variability of cash flows related to interest rate payments on $20.0 million of variable rate debt. The swap agreements have a notional amount of $10.0 million each and effectively lock in a portion of the Company's variable rate revolving credit liability at fixed rates of 4.93% and 4.98%, respectively plus the Company's applicable margin of 2.25%. These swap agreements are accounted for as cash flow hedges, as defined under SFAS No. 133. The Company adjusts the pay-fixed interest rate swaps to current market values through other comprehensive income (loss). The Company anticipates that these contracts will continue to be effective. The gain/(loss) deferred in accumulated comprehensive income (loss) will be recognized immediately in earnings if the contracts are no longer effective or the forecasted transactions are not expected to occur.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


         In March 2003, the Company entered into two forward rate locking pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate, which are effective beginning June 2003 and mature in June 2006. The objective of the hedge is to eliminate the variability of cash flows related to interest rate payments on $20.0 million of variable rate debt. The swap agreements have a notional amount of $10.0 million each and effectively lock in a portion of the Company's variable rate revolving credit liability at fixed rates of 2.61% and 2.80%, respectively, plus the Company's applicable margin. These swap agreements are accounted for as cash flow hedges, as defined under SFAS No. 133. The Company adjusts the pay-fixed interest rate swaps to current market values through other comprehensive income
(loss). The Company anticipates that these contracts will continue to be effective. The gain/(loss) deferred in accumulated comprehensive income (loss) will be recognized immediately in earnings if the contracts are no longer effective or the forecasted transactions are not expected to occur.

NOTE 5.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                        MARCH 31,            MARCH 31,
                                                                 -------------------    --------------------
                                                                   2003        2002       2003        2002
                                                                 ---------   --------   --------    --------
  Numerator for basic and diluted net income (loss) per share:
    Income from continuing operations                            $     600   $    569   $    668    $  1,516
    Income from discontinued operations, net of tax                     --      1,179         --       1,179
                                                                 ---------   --------   --------    --------
    Income before cumulative effect of change in
      accounting principle                                             600      1,748        668       2,695
    Cumulative effect of change in accounting principle                 --         --     (2,845)         --
                                                                 ---------   --------   --------    --------
    Net income (loss) per share                                  $     600   $  1,748   $ (2,177)   $  2,695
                                                                 =========   ========   ========    ========

Denominator for basic net income (loss) per share:
    Weighted average common shares                                  10,940     10,940     10,940      10,940
    Effect of dilutive securities:
      Dilutive employee stock options                                    1        407         25           3
                                                                 ---------   --------   --------    --------
Denominator for diluted net income (loss) per share-
    adjusted weighted average common shares and
    assumed conversions                                             10,941     11,347     10,965      10,943
                                                                 =========   ========   ========    ========

Net income (loss) per share:
    Income from continuing operations                            $    0.05   $   0.05   $   0.06    $   0.14
    Income from discontinued operations, net of tax                     --       0.11         --        0.11
                                                                 ---------   --------   --------    --------
    Income before cumulative effect of change in
      accounting principle                                            0.05       0.16       0.06        0.25
    Cumulative effect of change in accounting principle                 --         --      (0.26)         --
                                                                 ---------   --------   --------    --------
    Net income (loss) per share                                  $    0.05   $   0.16   $  (0.20)   $   0.25
                                                                 =========   ========   ========    ========

Net income (loss) per share, assuming dilution:
    Income from continuing operations                            $    0.05   $   0.05   $   0.06    $   0.14
    Income from discontinued operations, net of tax                     --       0.11         --        0.11
                                                                 ---------   --------   --------    --------
    Income before cumulative effect of change in
      accounting principle                                            0.05       0.16       0.06        0.25
    Cumulative effect of change in accounting principle                 --         --      (0.26)         --
                                                                 ---------   --------   --------    --------
    Net income (loss) per share, assuming dilution               $    0.05   $   0.16   $  (0.20)   $   0.25
                                                                 =========   ========   ========    ========

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


         Options to purchase 1,735,550 and 1,417,053 shares of common stock at a weighted average price of $4.70 and $6.14 per share were outstanding during the three months ended March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the shares, therefore, the effect would be antidilutive. Options to purchase 1,431,050 and 1,820,812 shares of common stock at a weighted average price of $5.32 and $4.78 per share were outstanding during the nine months ended March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, therefore, the effect would be antidilutive.

NOTE 6. RELATED PARTY TRANSACTIONS

         The Company rents certain land, property, buildings and equipment from entities controlled by its principal shareholder and Chief Executive Officer under long-term lease agreements and other arrangements. Total expenses related to these leases and other arrangements were $0.5 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively, and $1.5 million and $1.4 million for the nine months ended March 31, 2003 and 2002, respectively.

         Subsequent to March 31, 2003, the Company entered into a one-year agreement to rent an aircraft from Miramonte Aviation, LLC, an entity controlled by its principal shareholder and Chief Executive Officer, for an annual lease payment of $420,000, payable monthly, plus applicable state and local taxes. This lease terminates on May 12, 2004 and includes four one-year options to renew at the lessor's option upon 30 days written notice.

         The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. ("Pro-Kleen"), a portable sanitation services company wholly-owned by the Company's principal shareholder and Chief Executive Officer. The Company bills Pro-Kleen for services it renders. The amount of such billings were not significant for the three months ended March 31, 2003, were $0.1 million for the three months ended March 31, 2002 and were approximately $0.2 million and $0.1 million for the nine months ended March 31, 2003 and 2002, respectively. These billings represent reimbursement for the use of parts and supplies and the use of certain of the Company's employees on certain projects as requested by Pro-Kleen. These reimbursements by Pro-Kleen are generally treated as an offset to supplies, repairs and maintenance or labor expense.

NOTE 7. SEGMENT REPORTING

         Summarized financial information for the Company's reportable segments is set forth below (in thousands). Corporate expenses are fully allocated to the segments. Corporate support services that are attributable to the operating segments are allocated based on each segment's percentage of total revenues. General corporate expenses are allocated to each segment equally.

                       MPW INDUSTRIAL SERVICES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          MARCH 31,            MARCH 31,
                                                     ------------------    ------------------
                                                      2003       2002       2003       2002
                                                      ----       ----       ----       ----
REVENUE
   Industrial Cleaning and Facility Maintenance    $ 19,073    $ 18,128   $ 57,399   $ 54,012
   Industrial Container Cleaning                      2,892       2,901      8,402      8,005
   Industrial Water Process Purification              2,541       1,928      7,356      6,850
                                                   --------    --------   --------   --------
     Total                                         $ 24,506    $ 22,957   $ 73,157   $ 68,867
                                                   ========    ========   ========   ========

INCOME FROM OPERATIONS
   Industrial Cleaning and Facility Maintenance    $  1,216    $    705   $  2,102   $  2,969
   Industrial Container Cleaning                        307         300        334        394
   Industrial Water Process Purification                512         101      1,046      1,231
                                                   --------    --------   --------   --------
     Total                                         $  2,035    $  1,106   $  3,482   $  4,594
                                                   ========    ========   ========   ========

                                                                        MARCH 31,       JUNE 30,
                                                                          2003            2002
                                                                        ---------       --------
TOTAL ASSETS
   Industrial Cleaning and Facility Maintenance                         $ 38,835        $ 40,542
   Industrial Container Cleaning                                          14,514          19,785
   Industrial Water Process Purification                                  11,692          10,677
   Other (1)                                                              13,360          14,885
                                                                        --------        --------
     Total                                                              $ 78,401        $ 85,889
                                                                        ========        ========

(1) Other consists of corporate assets.

NOTE 8. SUBSEQUENT EVENTS

         Subsequent to March 31, 2003, the Company entered into an agreement committing to purchase land and a building for $0.6 million in August 2003.

         Subsequent to March 31, 2003, the Company entered into a one-year agreement to rent an aircraft from Miramonte Aviation, LLC, an entity controlled by its principal shareholder and Chief Executive Officer, for an annual lease payment of $420,000, payable monthly, plus applicable state and local taxes. This lease terminates on May 12, 2004 and includes four one-year options to renew at the lessor's option upon 30 days written notice.

         Subsequent to March 31, 2003, the Company funded its remaining investment commitment of approximately $0.1 million in Pentagon.

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


RESULTS OF OPERATIONS

         The following table sets forth revenue and income from operations by segment for the three and nine months ended March 31, 2003 and 2002. Corporate expenses are fully allocated to the segments. Corporate support services that are attributable to the operating segments are allocated based on each segment's percentage of total revenues. General corporate expenses are allocated to each segment equally.

                                                     THREE MONTHS ENDED MARCH 31,               NINE MONTHS ENDED MARCH 31,
                                                 ------------------------------------      ----------------------------------------
                                                        2003               2002                   2003                 2002
                                                 ----------------    ----------------      ------------------    ------------------
                                                           % OF                % OF                    % OF                  % OF
                                                  ACTUAL  REVENUE    ACTUAL   REVENUE       ACTUAL    REVENUE     ACTUAL    REVENUE
                                                 -------  -------   --------  -------      --------   -------    --------   -------
                                                                           (UNAUDITED; IN THOUSANDS)
Revenue
  Industrial Cleaning and Facility Maintenance  $ 19,073    77.8%   $ 18,128     79.0%     $ 57,399      78.4%   $ 54,012      78.5%
  Industrial Container Cleaning                    2,892    11.8       2,901     12.6         8,402      11.5       8,005      11.6
  Industrial Water Process Purification            2,541    10.4       1,928      8.4         7,356      10.1       6,850       9.9
                                                --------    ----    --------     ----      --------      ----    --------      ----
    Total revenue                                 24,506   100.0      22,957    100.0        73,157     100.0      68,867     100.0

Cost of services (including depreciation)         18,102    73.9      17,513     76.3        56,008      76.6      50,872      73.9
                                                --------    ----    --------     ----      --------      ----    --------      ----

    Gross profit                                   6,404    26.1       5,444     23.7        17,149      23.4      17,995      26.1

Selling, general and administrative expenses       4,369    17.8       4,338     18.9        13,667      18.6      13,401      19.4
                                                --------    ----    --------     ----      --------      ----    --------      ----

Income from operations
  Industrial Cleaning and Facility Maintenance     1,216     6.4         705      3.9         2,102       3.7       2,969       5.5
  Industrial Container Cleaning                      307    10.6         300     10.3           334       4.0         394       4.9
  Industrial Water Process Purification              512    20.1         101      5.2         1,046      14.2       1,231      18.0
                                                --------    ----    --------     ----      --------      ----    --------      ----
    Total income from operations                $  2,035     8.3%   $  1,106      4.8%     $  3,482       4.8%   $  4,594       6.7%
                                                ========    ====    ========     ====      ========      ====    ========      ====

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

         Revenues. Revenues increased 6.7% to $24.5 million in the third quarter of fiscal 2003 from $23.0 million in the prior year period. The increase was primarily the result of the start-up of new branches in the Industrial Cleaning and Facility Maintenance segment and a new facility in the Industrial Water Process Purification segment.

         Cost of Services. Total cost of services was $18.1 million for the three months ended March 31, 2003 compared to $17.5 million for the three months ended March 31, 2002. Cost of services as a percentage of revenue decreased to 73.9% in the third quarter of fiscal 2003 from 76.3% in the prior year period. This decrease was primarily driven by improved operating efficiencies primarily in labor management and lower depreciation expense, offset slightly by increased fuel costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of revenue decreased to 17.8% in the third quarter of fiscal 2003 from 18.9% in the prior year period. However, total selling, general and administrative expenses increased slightly to $4.4 million for the three months ended March 31, 2003 from $4.3 million for the three months ended March 31, 2002. The increase was primarily the result of additional sales and business development personnel, increased repair and maintenance costs and increased bad debt expense related to a customer who filed for bankruptcy, which were offset by income received from a contract settlement and a decrease in amortization expense as a result of the Company's adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets.

         Income from Operations. Income from operations was $2.0 million for the three months ended March 31, 2003 compared to $1.1 million for the three months ended March 31, 2002. As a percentage of revenue, income from operations increased to 8.3% in the third quarter of fiscal 2003 from 4.8% in the prior year period primarily related to the factors discussed above.

         Interest Expense. Interest expense decreased to $0.5 million in the third quarter of fiscal 2003 from $0.6 million in the prior year period. The decrease was primarily due to lower average outstanding borrowings and lower interest rates.

         Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2003 and 2002 reflects an effective rate of 42% and 2%, respectively. The provision for income taxes for the three months ended March 31, 2002 includes a non-recurring benefit of $0.2 million related to a reduction in the Company's valuation allowance against the Company's deferred tax asset for capital loss carry-forwards associated with the Company's July 2001 sale of Pentagon Technologies Group, Inc. ("Pentagon") stock. The reduction in the valuation allowance resulted from 2002 developments related to the finalization of the Company's fiscal 2001 income tax return.

         Discontinued Operations. On June 4, 2001 the Company closed on the sale of the Industrial Products and Services ("Filter") group to CLARCOR Inc., a filter manufacturer. Income from discontinued operations for the three months ended March 31, 2002 consists solely of a tax benefit related to a reduction in the valuation allowance against the Company's deferred tax asset for capital loss carry-forwards associated with the sale of the Filter group. These tax benefits resulted from fiscal 2002 developments related to the finalization of the Company's fiscal 2001 income tax return.

NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

         Revenues. Revenues increased 6.2% to $73.2 million in the first nine months of fiscal 2003 from $68.9 million in the prior year period. The increase was primarily the result of a large project performed by the Company's union subsidiary, the start-up of new branches and increased work with paper, steel and construction customers in the Industrial Cleaning and Facility Maintenance segment and a new facility in the Industrial Water Process Purification segment.

         Cost of Services. Total cost of services was $56.0 million for the nine months ended March 31, 2003 compared to $50.1 million for the nine months ended March 31, 2002. Cost of services as a percentage of revenue increased to 76.6% in the first nine months of fiscal 2003 from 73.9% in the prior year period. The increase was primarily related to additional investments in the business related to the start-up of new branches, heavier reliance on sub-contract services and increased repair, maintenance and fuel costs, slightly offset by improved operating efficiencies primarily in labor management.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of revenue decreased to 18.6% for the first nine months of fiscal 2003 from 19.4% in the prior year period. However, total selling, general and administrative expenses were $13.7 million and $13.4 million for the nine months ended March 31, 2003 and 2002, respectively. The increase was primarily the result of additional sales and business development personnel, increased repair and maintenance costs and increased bad debt expense related to a customer who filed for bankruptcy, which were offset by income received from a contract settlement and a decrease in amortization expense as a result of the Company's adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets.

         Income from Operations. Income from operations was $3.5 million for the nine months ended March 31, 2003 compared to $4.6 million for the nine months ended March 31, 2002. As a percentage of revenue, income from operations decreased to 4.8% in the first nine months of fiscal 2003 from 6.7% in the prior year period primarily related to the factors discussed above.

         Interest Expense. Interest expense decreased to $1.5 million in the first nine months of fiscal 2003 from $2.0 million in the prior year period. The decrease was primarily due to lower average outstanding borrowings and lower interest rates.

         Provision for Income Taxes. The provision for income taxes for the nine months ended March 31, 2003 and 2002 reflects an effective rate of 42% and 36%, respectively. The provision for income taxes for the nine months ended March 31, 2002 includes a non-recurring benefit of $0.2 million related to a reduction in the Company's valuation allowance against the Company's deferred tax asset for capital loss carry-forwards associated with the Company's July 2001 sale of Pentagon Technologies Group, Inc. ("Pentagon") stock. The reduction in the valuation allowance resulted from 2002 developments related to the finalization of the Company's fiscal 2001 income tax return.

         Discontinued Operations. On June 4, 2001 the Company closed on the sale of the Industrial Products and Services ("Filter") group to CLARCOR Inc., a filter manufacturer. Income from discontinued operations for the nine months ended March 31, 2002 consists solely of a tax benefit related to a reduction in the valuation allowance against the Company's deferred tax asset for capital loss carry-forwards associated with the sale of the Filter group. These tax benefits resulted from fiscal 2002 developments related to the finalization of the Company's fiscal 2001 income tax return.


RELATED PARTY TRANSACTIONS

         The Company rents certain land, property, buildings and equipment from entities controlled by its principal shareholder and Chief Executive Officer under long-term lease agreements and other arrangements. Total expenses related to these leases and other arrangements were $0.5 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively, and $1.5 million and $1.4 million for the nine months ended March 31, 2003 and 2002, respectively.

         Subsequent to March 31, 2003, the Company entered into a one-year agreement to rent an aircraft from Miramonte Aviation, LLC, an entity controlled by its principal shareholder and Chief Executive Officer, for an annual lease payment of $420,000, payable monthly, plus applicable state and local taxes. This lease terminates on May 12, 2004 and includes four one-year options to renew at the lessor's option upon 30 days written notice.

         The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. ("Pro-Kleen"), a portable sanitation services company wholly-owned by the Company's principal shareholder and Chief Executive Officer. The Company bills Pro-Kleen for services it renders. The amount of such billings were not significant for the three months ended March 31, 2003 and $0.1 million for the three months ended March 31, 2002 and were approximately $0.2 million and $0.1 million for the nine months ended March 31, 2003 and 2002, respectively. These billings represent reimbursement for the use of parts and supplies and the use of certain of the Company's employees on certain projects as requested by Pro-Kleen. These reimbursements by Pro-Kleen are generally treated as an offset to supplies, repair and maintenance or labor expense.


INVESTMENT IN AFFILIATE

         The Company holds approximately a 22% interest in Pentagon Technologies Group, Inc. ("Pentagon"), and accounts for its investment in Pentagon under the equity method of accounting. The Company's investment and proportionate share of earnings (loss) in Pentagon are classified in the financial statements as "investment in affiliate" and "equity in earnings (loss) of affiliate," respectively. A significant amount of Pentagon's total assets represent goodwill. Under the equity method of accounting, the Company's recorded investment in Pentagon would be affected if Pentagon were to record an impairment charge under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The Company will closely monitor its investment in Pentagon and it is possible that continued declines in Pentagon's operating results could also in the near term materially affect the Company's recorded investment in Pentagon.

         Subsequent to March 31, 2003, the Company funded its remaining investment committment of $0.1 million in Pentagon.

SUBSEQUENT EVENTS

         In addition to the subsequent events discussed in the preceding Related Party Transactions and Investment in Affiliate sections, subsequent to March 31, 2003, the Company entered into an agreement committing to purchase land and a building for $0.6 million in August 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2003, the Company had cash of $0.3 million and working capital of $8.0 million. Cash provided by operating activities was $8.1 million for the nine months ended March 31, 2003, while cash used for investing activities was $5.4 million. The cash used for investing activities included an additional investment of approximately $0.4 million in Pentagon Technologies Group, Inc. Subsequent to March 31, 2003, the Company funded its remaining investment commitment of approximately $0.1 million.

         In June 2002, the Company entered into a new credit agreement with its principal banks (the "Credit Facility"). The Credit Facility provides the Company with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. As of March 31, 2003, there was $40.1 million available for general corporate purposes. The Credit Facility is subject to two one-year extensions by the banks at the request of the Company.

         The Credit Facility is secured by substantially all of the Company's assets. Under the terms of the Credit Facility, the entire $40.1 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus the applicable margin of 2.25%. The Company also pays a commitment fee of .45% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. As of March 31, 2003, outstanding borrowings under the Credit Facility were $24.5 million.

         The Company currently has two pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate, which mature in June 2003. The objective of the hedge is to eliminate the variability of cash flows related to interest rate payments on $20.0 million of variable rate debt. The swap agreements have a notional amount of $10.0 million each and effectively lock in a portion of the Company's variable rate revolving credit liability at fixed rates of 4.93% and 4.98%, respectively plus the Company's applicable margin of 2.25%. These swap agreements are accounted for as cash flow hedges, as defined under SFAS No. 133, Accounting for Derivative and Hedging Activities. The Company adjusts the pay-fixed interest rate swaps to current market values through other comprehensive income (loss). The Company anticipates that these contracts will continue to be effective. The gain/(loss) deferred in accumulated comprehensive income (loss) will be recognized immediately in earnings if the contracts are no longer effective or the forecasted transactions are not expected to occur.

         In March 2003, the Company entered into two forward rate locking pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate, which are effective beginning June 2003 and mature in June 2006. The objective of the hedge is to eliminate the variability of cash flows related to interest rate payments on $20.0 million of variable rate debt. The swap agreements have a notional amount of $10.0 million each and effectively lock in a portion of the Company's variable rate revolving credit liability at fixed rates of 2.61% and 2.80%, respectively plus the Company's applicable margin. These swap agreements are accounted for as cash flow hedges, as defined under SFAS No. 133. The Company anticipates that these contracts will continue to be effective. The gain/(loss) deferred in accumulated comprehensive income (loss) will be recognized immediately in earnings if the contracts are no longer effective or the forecasted transactions are not expected to occur.

CRITICAL ACCOUNTING POLICIES

         In December 2001, the SEC issued Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies ("FR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company's critical accounting policies are described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the Annual Report on Form 10-K for the year ended June 30, 2002. In addition, a summary of all of the Company's significant accounting policies, including critical accounting policies, is included in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended

June 30, 2002. No changes were made to the Company's critical accounting policies during the nine months ended March 31, 2003 except as indicated in the following section.


EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         Effective July 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets with identifiable definite lives continue to be amortized over their useful lives. SFAS No. 142 requires a two-step process for impairment testing of goodwill. The first step identifies indications of impairment, while the second step, if necessary, measures the amount of the impairment, if any. The Company was required to perform a transitional impairment test of goodwill within the first six months of fiscal 2003 and an annual impairment test thereafter or upon the occurrence of certain triggering events as defined by SFAS No. 142. The Company will perform its annual impairment test during the fourth quarter of each year.

         The Company completed step one of the transitional impairment test during the second quarter of fiscal 2003 for each of its reporting units. The Company used discounted cash flow and market comparison methodologies to determine the fair value of the Company's reporting units. As a result of step one of the transitional impairment test, it was determined that the Industrial Cleaning and Facility Maintenance reporting unit had no impairment in connection with its reported goodwill; however, the fair values of the Industrial Container Cleaning reporting unit and the medical and laboratory water purification reporting unit of the Industrial Water Process Purification segment ("WTW") were determined to be less than the book values of these reporting units.

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

         Effective January 1, 2003, the Company adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

         In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 also amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect adoption of this Statement to have a material impact on the Company's consolidated financial statements.

INFLATION

         The effects of inflation on the Company's operations were not significant during the periods presented in the Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. The Company's revolving credit facility, which is subject to a variable rate of interest based on the Eurodollar rate, had a balance of $24.5 million at March 31, 2003. The Company has hedged its exposure to changes in interest rates by fixing its rate of interest on $20.0 million of its variable rate revolving credit facility through an interest rate swap agreement. Assuming borrowings at March 31, 2003, a one hundred basis point change in interest rates would impact interest expense by approximately $45,000 per year.

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

              It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless how remote. In addition, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurances that the objectives of the control system are met. Therefore, the Company does not expect these disclosure controls to prevent all error and fraud.

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

              3(b) Amended and Restated Code of Regulations of the Company
                   effective November 4, 1999 (filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

              10(a) Aircraft Lease

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

                                        MPW INDUSTRIAL SERVICES GROUP, INC.,
                                        an Ohio corporation


Dated:      May 15, 2003            By: /s/ Richard R. Kahle
      ------------------------          ------------------------------------
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

Dated:        May 15, 2003
      ------------------------------


                                          /s/ Monte R. Black
                                ------------------------------------------------
                                              Monte R. Black
                                Chairman of the Board of Directors and Chief
                                            Executive Officer

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

Dated:        May 15, 2003
      ------------------------------


                                                   /s/ Richard R. Kahle
                                    --------------------------------------------
                                                       Richard R. Kahle
                                       Vice President, Chief Financial Officer,
                                                Secretary and Treasurer

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

     10(a)       Aircraft Lease

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