Form 10-K
period 2003-06-30
MPW INDUSTRIAL SERVICES GROUP INC
filed 2003-09-29
CIK 1047098

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2003

☐	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 0-23335

MPW INDUSTRIAL SERVICES GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

OHIO	31-1567260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9711 Lancaster Road, S.E., Hebron, Ohio	43025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (740) 927-8790

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Without Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing sale price of such stock as of the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $8,172,643.*

The number of shares of Common Stock outstanding on September 22, 2003, was 10,949,957 shares.

The Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 3, 2003 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

*	Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the registrant, without conceding that all such persons are “affiliates” of the registrant for purposes of the federal securities law formatting.

PART I

All statements, other than statements of historical facts, included in this Form 10-K, including, without limitation, statements made in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, including the amount and nature thereof, potential acquisitions by the Company, trends affecting the Company’s financial condition or results of operations, and the Company’s business and growth strategies are forward-looking statements. Such statements are subject to a number of risks and uncertainties, including risks and uncertainties identified in “Item 1. Business-Investment Considerations” and other general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations affecting the Company’s operations and other factors, many of which are beyond the control of the Company. Also, there is always risk and uncertainty in pursuing and defending litigation and other disputes in the course of the Company’s business. All of these risks and uncertainties could cause actual results to differ materially from those assumed in the forward-looking statements. These forward-looking statements reflect management’s analysis, judgment, belief or expectation only as of the date of this Form 10-K. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, that are incorporated by reference herein or are otherwise publicly available at the offices of the Securities and Exchange Commission or at its website (http://www.sec.gov).

Item 1.     Business

Business

MPW Industrial Services Group, Inc. and its subsidiaries (the “Company” or “MPW”) is a leading provider of integrated, technically-based industrial cleaning and related facilities support services to a broad array of industries, primarily in North America. The Company operates under three separate segments that are integral to a wide variety of manufacturing processes. These three segments are Industrial Cleaning and Facility Maintenance, Industrial Container Cleaning and Industrial Process Water Purification.

Industrial Cleaning and Facility Maintenance.    The Company believes that it is a leading provider of industrial cleaning and facility maintenance in the midwestern and southeastern United States. The Company provides industrial cleaning of critical operating equipment and facility maintenance services for industrial customers primarily at their facilities. The typical industries served by this segment include the automotive, utility, steel, pulp and paper, manufacturing, chemical and construction industries. The Company provides its industrial cleaning and facility maintenance services on a daily recurring basis, a project-by-project basis, as well as pursuant to longer-term arrangements. The Company’s services principally include: dry vacuuming, wet vacuuming, industrial power washing, water blasting, ultra-high pressure water blasting, cryojetic cleaning and chemical cleaning. These services have been provided for over 30 years. The labor support business (the “Facility Support Division”) of the Industrial Cleaning and Facility Maintenance segment provides support to customers’ ongoing maintenance of their facilities as well as cleaning services that help customers to maximize the performance of their production processes through effective cleaning, leading to increased efficiency and productivity in their facilities.

Industrial Container Cleaning.    The Company believes that it is a leading container cleaner for automotive paint manufacturers in North America. The automotive industry uses paint resin containers (“totes”) in the vehicle painting process. Totes are large portable stainless steel or aluminum containers that are filled with paint resin and are refilled after cleaning services are provided. The Company also provides container cleaning services to various other industrial customers. This segment uses patented cleaning systems to perform services from two primary processing facilities located in Detroit, Michigan and Cleveland, Ohio.

Industrial Process Water Purification.    The Company believes that it is a leading provider of industrial process water purification trailers in the midwestern United States on both a scheduled and emergency basis. The Company provides pure feed water to customers primarily in the utility, manufacturing and automotive industries. The Company can also provide water purification equipment on an emergency response basis when customers’ existing water purification systems are temporarily out of service or cannot meet the existing demand.

Marketing

The Company’s marketing and sales efforts focus on increasing the volume of current services provided to existing customers, actively cross-marketing additional services to the existing customer base and developing new customer relationships.

Increasing the Volume of Services Provided.    The Company has full-time account managers assigned to and stationed in customers’ facilities where the Company performs work on an on-going basis. The Company also has district managers that serve in a similar capacity in geographic areas in which it serves several customers. In each case, these account and district managers are responsible for the maintenance of existing customer relationships and are in a position to actively identify new opportunities within these facilities for additional business. Monte R. Black and each of the leaders of the Company’s divisions are actively involved in supporting the efforts of these managers and regularly attend meetings at customer facilities and visit work-sites within these facilities. Account, district and division managers are provided incentives, both short and long-term, to continue to grow their businesses and to seek cross-marketing opportunities within the facilities they serve.

Cross-Marketing.    Each of the Company’s divisions has a strong management team that is responsible for ensuring that customer relationships are built on a foundation of high-quality, responsive service. The Company’s senior management team actively develops a thorough understanding of customers’ outsourcing needs and makes every effort to present innovative solutions to meet these needs. Once a cross-marketing opportunity has been identified, the technical and sales leadership of the division being marketed takes the lead in supporting the sales effort to the customer.

Developing New Customer Relationships.    The Company attempts to visit and communicate with facilities that it does not actively serve on a recurring basis. The Company presently has sales managers located in our offices throughout the United States and uses these individuals to manage the majority of these efforts. The Company supports the efforts of this sales force by involving account, district and division managers in circumstances where the Company has identified a strong opportunity to provide services. The Company also markets its reputation and capabilities to plant management within these facilities and to the corporate management of these companies. In these cases, either Monte R. Black or other members of the senior management team may participate in sales presentations.

Customers

During fiscal 2003, the Company had sales to approximately 750 customers with the ten largest customers representing approximately 49% of revenues.

A substantial portion of the business operations are performed within customers’ facilities utilizing the Company’s personnel and equipment to clean or maintain their critical operating equipment. From these customers, the Company typically receives most orders for services on a job-by-job basis. In some instances, the Company maintains equipment at the locations of customers that have issued to the Company blanket purchase orders for the provision of services over an extended period. These blanket orders do not obligate the customer to purchase a specified dollar amount of services. Blanket orders permit the Company to be contracted to perform services when needed. These blanket orders, in combination with the location of the Company’s personnel and equipment, allow the Company to expedite responses to a particular customer’s needs and may constitute a competitive advantage versus service providers without on-site equipment. The Company provides services primarily at prescribed rates or based upon competitive bidding and in some cases through direct negotiation with the customer. In certain instances, the Company has developed an ongoing daily or weekly presence within customers’ facilities that results in a consistent level of service revenues. However, the Company generally does not have any meaningful backlog of service orders and does not consider backlog to be an important indicator of future performance.

In certain fixed-based facilities of the Company, industrial paint containers used by automobile paint manufacturers are cleaned. The customers for whom the Company does this cleaning typically execute long-term agreements or blanket orders that provide for consistent levels of business. In these circumstances, the Company regularly communicates with such customers to identify and plan for expected turnaround times and delivery schedules.

Employees

As of June 30, 2003, the Company employed over 1,200 full-time employees. One of the Company’s subsidiaries based in Detroit, Michigan is unionized and employs approximately 70 of these employees. The Company’s subsidiaries other employees do not belong to unions. The Company has not experienced any work stoppages and believes that relations with its employees are good.

Safety, Training and Quality Assurance

Performance of many of the Company’s services requires the use of equipment and exposure to conditions that can be dangerous. Although the Company is committed to a policy of operating safely and prudently, it has been and is subject to claims by employees, customers and third parties for property damage and personal injuries resulting from the performance of services. To minimize these risks, the Company has adopted broad training and educational programs and comprehensive safety policies and regulations. The Company requires that all operational personnel complete applicable safety courses mandated by the Occupational Safety and Health Administration, Environmental Protection Agency, Department of Transportation and Mine Safety and Health Administration in areas including hazard communication, protective equipment, confined space entry, first aid, decontamination procedures and emergency response. In addition to these mandated training courses, water blast, dry and wet vacuum and power wash operations personnel complete an MPW-designed hands-on skill training program prior to commencing these activities. Management regularly monitors compliance with regulations set forth by the Occupational Safety and Health Administration and the other regulatory authorities and is responsible for directing the overall safety, training, quality assurance and environmental compliance programs. In addition, most of the Company’s service facilities have a designated safety/training manager who has responsibility for overseeing safety policies and procedures at the facility.

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

The market for industrial services is highly fragmented. There are many competitors in each of the Company’s segments, but the Company does not believe that there is any competitor that offers the quality and range of services that the Company can offer. Each segment competes with a number of companies in substantially all of the regions in which it operates.

The Industrial Cleaning and Facility Maintenance segment competes with large national or regional firms that are typically divisions or subsidiaries of engineering, construction or other service firms and a large number of private firms with relatively few customer relationships. The Industrial Water Process Purification segment competes with large national water purification firms in its midwestern market and also with smaller regional competitors. The Company believes it is the leading provider of container cleaning services to the automotive paint manufacturers in North America, but competes with smaller private companies in this market.

Regulation

The Company’s operations are subject to numerous rules and regulations at the federal, state and local levels. All of the Company’s operations are subject to regulations issued by the United States Department of Labor under the Occupational Safety and Health Act. These regulations have strict requirements for protecting employees involved with any materials that are classified as hazardous.

As part of its industrial cleaning services, the Company provides support to customers for the management of their hazardous materials and other contaminants generally in the form of assisting in the movement of these materials within customers’ facilities and, occasionally, assisting customers in the logistics of transporting hazardous materials, including advising customers on the completion of waste manifests and providing customers with information regarding permitted disposal facilities. The Company does not transport or dispose of these hazardous materials, and attempts to not take regulatory responsibility for hazardous materials. The Company attempts to avoid any regulatory responsibility by not taking title to any wastes as defined in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act of 1976 and the Superfund Amendments and Reauthorization Act.

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

The Company’s employees typically work within the customer’s operating facilities. These work environments generally do not expose the customer’s employees or the Company’s employees to hazardous materials beyond levels allowed by applicable regulations. Occasionally, as part of the Company’s support services, employees may, at a customer’s request, move hazardous materials within the customer’s facility. In addition, some of the Company’s more specialized cleaning procedures may require employees to work near hazardous materials. Before any of this type of work is commenced, however, a complete survey of the material is performed and a health and safety plan with respect to the material is developed and implemented. Employees are required to perform this type of work only with the proper protective equipment and training.

The Company maintains a full-time staff of safety specialists to ensure that personnel operate in safe conditions and are properly protected against harmful exposure. The staff of specialists design training materials, develop safety and environmental policies and materials, conduct training classes for employees regarding compliance with governmental regulations and the Company’s procedures, conduct environmental and safety audits at work sites and monitor safety and environmental compliance at onsite customer locations.

The Company believes that it has obtained the permits and licenses required to perform business and believes that it is in compliance with all federal, state and local laws and regulations governing the Company’s business. To date, the Company has not been subject to any significant fines, penalties or other liabilities under these laws and regulations. However, no assurance can be given that future changes in these laws and regulations, or interpretations thereof, will not have an adverse impact on the Company’s operations.

Insurance

Much of the work the Company performs is pursuant to contracts that require the Company to indemnify the customer for injury or damage occurring on the work site. The terms of these indemnity agreements vary, but generally they provide that the Company is required to indemnify the customer for losses resulting from or incurred in connection with the Company’s actions while providing services. Liability for these indemnification claims is covered primarily by the Company’s insurance policies.

The Company believes that it carries sufficient insurance coverage; however, an uninsured or partially insured claim, if successful and of sufficient magnitude, could have a material adverse effect on the Company or its financial condition.

Segment Financial Data

Financial information for the Company’s segments is provided in “Item 8.—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 16—Segment Reporting.”

Financial Information About Geographic Areas

The Company has a small subsidiary based in Canada. The revenues of this subsidiary represent approximately 1% of the Company’s consolidated revenues.

Investment Considerations

MPW faces the competitive pressures of a highly fragmented industry.    The industrial services industry is highly competitive and fragmented. Companies compete on the basis of the quality of services provided, responsiveness to customers, ability to provide services, range of services offered and price. One or more of the larger national or regional industrial services companies, as well as numerous local industrial services companies of varying sizes and resources, serve each of the geographic markets in which we compete or will likely compete. The larger industrial services companies may have significantly greater financial and other resources than MPW. In addition, many smaller industrial services companies exist or are formed to serve only one or relatively few customers. From time to time, these or other competitors may reduce the price of their services in an effort to expand market share or protect existing business. These practices may either require us to reduce the pricing of services or lose business. We expect that competition will remain high or increase in the future, and we cannot be certain that it will continue to compete successfully.

Our business may be adversely affected if customers reduce their outsourcing or use preferred vendors.    Our business and growth strategies depend in large part on the continuation of a trend toward outsourcing industrial services. The decision to outsource depends upon customer perceptions that outsourcing may provide higher quality services at a lower overall cost and permit customers to focus on core business activities. We cannot be certain that this trend will continue or not be reversed or that customers that have outsourced functions will not decide to perform these functions themselves. In addition, labor unions representing employees of some of our current and prospective customers have generally opposed the outsourcing trend and sought to direct to union employees the performance of the types of services we offer. In addition, management has identified a trend among some customers toward the retention of a limited number of preferred vendors to provide all or a large part of their required facility services. We cannot be certain that this trend will continue or not be reversed or, if it does continue, that we will be selected and retained as a preferred vendor to provide these services. Adverse developments with respect to either of these trends would have a material adverse effect on the business, results of operations and financial condition.

Our business would be adversely affected if key customers are lost.    In fiscal 2003, our ten largest customers represented approximately 49% of total revenues. Customers may terminate or modify substantially all arrangements to perform services for them at will and without penalty. The loss of, and failure to replace the revenues from, one or more large customers or the loss of a significant number of customers could have a material adverse effect on the business, results of operations and financial condition.

The business cycles of our customers could adversely affect revenues.    Many significant customers of MPW operate in industries, such as the automotive, steel, manufacturing, pulp and paper and utilities industries, which are subject to work stoppages and slowdowns and have historically shown sensitivity to recessions and other adverse conditions in the general economy. A general or regional economic downturn, a work stoppage at one of our significant customers or a decline in the creditworthiness of one of our customers could have a material adverse effect on the business, results of operations and financial condition.

Our business may be adversely affected if it is unable to maintain an adequate workforce.    Our business is labor intensive and could be adversely affected if MPW fails to maintain an adequate workforce. A large majority of the workforce is comprised of hourly workers. MPW incurs substantial expenses for recruiting and training new personnel. We have historically experienced a high level of turnover, and there can be no assurance that it will be able to successfully attract and retain employees. As a result of a shortage in the supply of hourly workers, we may not be able to maintain a labor force adequate to operate efficiently, labor expenses may increase or we may have to curtail its growth strategy.

MPW may not be able to manage its growth.    In the past, MPW has experienced periods of rapid growth, both through internal expansion of products and services and acquisitions. We cannot be certain that its systems, procedures and controls will be adequate to support its operations if they expand. Our growth to date has placed, and could continue to place, significant demands on administrative and operational resources. We may not be able to grow effectively or manage any growth successfully, and the failure to do so could have a material adverse effect on the business, financial condition and results of operations.

We may not be able to successfully manage acquisitions.    We cannot be sure that we can add new businesses to its existing operations without substantial costs, delays or other operational or financial problems. Acquisitions involve a number of special risks that could materially and adversely affect the business, financial condition and results of operations. For example, these risks include a failure to maintain customer relationships and the diversion of management’s attention from operational matters. MPW also could be affected by the inability to retain key personnel of the acquired businesses and risks associated with unanticipated events or liabilities. Customer dissatisfaction or performance problems at one of the acquired businesses could materially and adversely affect the reputation of the entire company.

The quarterly results fluctuate which may impact our stock price.    Our quarterly results of operations may fluctuate as a result of a number of factors over which we have no control, including customers’ budgetary constraints, the timing and duration of our customers’ planned maintenance activities and shutdowns and changes in competitors’ pricing policies. Also, operating and fixed costs remain relatively constant throughout the fiscal year, which when offset by differing levels of revenues, may result in fluctuations in quarterly operating results.

A failure to retain senior management could have an adverse effect on our business.    Our business is largely dependent upon the efforts of the members of the senior management team, particularly Monte R. Black, Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer. If this executive officer or other officers of MPW do not continue in their present positions, or if a material number of other managers fail to continue with us, the business could be adversely affected.

The concentration of voting power and legal barriers may limit takeover opportunities.    Effective control of MPW by Monte R. Black, Chairman, Chief Executive Officer, President and Chief Operating Officer, as well as statutory provisions of Ohio law and the Company’s Articles of Incorporation and Code of Regulations, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or changes in management of our company, including transactions in which shareholders might otherwise receive a premium over the then current market price for their shares.

Voting Control

Mr. Black owns beneficially, directly and indirectly, approximately 58% of the outstanding common stock. Accordingly, Mr. Black will be able to exercise effective control over our affairs, the election of individuals to the Board of Directors and the outcome of other matters submitted to a vote of shareholders.

Articles of Incorporation and Code of Regulations

Our Articles of Incorporation and Code of Regulations include the requirement of certain supermajority votes and the establishment of certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings. The Board of Directors also has authority to issue one or more series of preferred stock without further shareholder approval and upon terms it determines. Issuance of preferred stock could adversely affect holders of the common stock in the event of liquidation or delay, defer or prevent an attempt to obtain control of MPW by means of a tender offer, merger, proxy contest or otherwise.

Ohio Law

Section 1701.831 of the Ohio General Corporation Law contains provisions that require shareholder approval of any proposed “control share acquisition” of any Ohio corporation. Furthermore, Chapter 1704 of the Ohio General Corporation Law contains provisions that restrict some business combinations and other transactions between an Ohio corporation and interested shareholders.

Environmental risks could adversely affect our business.    Although we attempt not to take responsibility for, nor transport or dispose of, hazardous materials generated by customers in the normal course of business, MPW does provide support to customers for the management of their hazardous materials. This support includes some on-site movement and packaging of customers’ hazardous materials and logistical support for customers’ transportation and disposal of hazardous materials. In addition, some of our more specialized cleaning procedures may require employees to work near hazardous materials. In performing these services, we could potentially be liable to third parties or their employees for various claims for property damage or personal injury stemming from a release of hazardous substances or otherwise. Personal injury claims could arise contemporaneously with performance of the work or long after completion of the project as a result of alleged exposure to toxic substances. A large number of these claims or one or more claims that results in a significant liability to MPW could have a material adverse effect on the business, results of operations and financial condition.

MPW may be adversely affected if it expands international operations.    MPW generates a small portion of revenues from services provided outside of the United States. We may increase our presence outside of the United States. Conducting business outside of the United States is subject to various risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and greater difficulty in accounts receivable collection.

Item 2.     Properties

Facilities

The Company currently services customers through its Hebron, Ohio headquarters and over 37 branch locations in 13 states plus Canada. The Company owns a 22,000 square foot building, which serves as its principal executive offices, an 11,000 square foot building, which services as its main fabrication facility, an 8,250 square foot building, which serves as its paint and body facility, and a 11,000 square foot building, which serves as a hangar for aircraft leased by the Company, in Hebron, Ohio; a 60,000 square foot industrial container cleaning facility in Cleveland, Ohio; and a 40,000 square foot industrial water facility in Sedalia, Missouri. Many of the Company’s locations are leased facilities ranging from 3,000 to 71,000 square feet at which the Company houses equipment and maintains a small sales and administrative staff. Each industrial cleaning branch location is equipped to perform minor equipment maintenance. The Company leases land, office space and its maintenance and training facility in Hebron, Ohio, consisting of approximately 48,000 square feet, its industrial water facilities located in Newark, Ohio, consisting of approximately 32,000 square feet and its industrial container cleaning facility located in Chesterfield, Michigan, consisting of approximately 71,000 square feet, from related parties. See Item 13. Certain Relationships and Related Transactions.

Item 3.     Legal Proceedings

Various legal actions arising in the ordinary course of business are pending against the Company. None of the litigation pending against the Company, individually or collectively, is expected to have a material adverse effect on the Company.

Item 4.     Submission Of Matters To A Vote Of Security Holders

None.

Supplemental Item.—Executive Officers Of The Company

The Company furnishes the following information concerning the executive officers of the Company. Executive officers are elected annually by, and serve at the pleasure of, the Board of Directors.

Monte R. Black (age 53).    Mr. Black originally founded the Company in 1972 and has served as Chairman of the Board of Directors, Chief Executive Officer since that time. Since June 2001, Mr. Black has also served in the capacity of President and Chief Operating Officer.

James P. Mock (age 58).    Mr. Mock joined the Company in October 1996 as Vice President and General Manager of the Northern Region, Industrial Cleaning. In July 1997, Mr. Mock was appointed Vice President and General Manager of Industrial Cleaning and Facility Maintenance. From 1984 until joining the Company, Mr. Mock served in various general management and executive positions for a leading environmental services company and its successors.

Robert Valentine (age 43).    Mr. Valentine joined the Company in July 2003 as Vice President, Chief Financial Officer (“CFO”), Secretary and Treasurer. Prior to joining the Company, Mr. Valentine served as CFO of Liqui-Box Corporation, a manufacturer and designer of liquid package systems, from 2001 through the acquisition of the company by DuPont Canada in 2002. He also has served as Division Chief Executive Officer and CFO for WW Holdings Inc., an industrial products manufacturing company, from 1997 to 2001; International Group Controller (1995-1997) and Director of Internal Audit (1992-1994) for Invacare Corporation, a durable medical products manufacturer; and was employed with Price Waterhouse, a public accounting firm, from 1989-1992.

Richard R. Kahle (age 39).    Mr. Kahle joined the Company in September 2000 and was appointed Vice President, Chief Financial Officer and Treasurer. In July of 2001, Mr. Kahle was appointed Secretary. Prior to joining the Company, Mr. Kahle served in the following capacities for Banc One Corporation, a bank holding company, from January 1997 until September 2000: (i) senior vice president—finance, consumer lending division; (ii) manager of financial planning and analysis—consumer lending division; (iii) national accounting director; (iv) director of financial reporting; and (v) corporate accounting manager. Before joining Banc One Corporation, from December 1994 until December 1996, Mr. Kahle was the manager of financial accounting for Clopay Corporation, a manufacturing company, and from August 1990 until December 1994, Mr. Kahle was the supervisor of financial reporting for Borden, Incorporated, a manufacturer of chemicals, packaged foods, housewares and consumer adhesives. Prior to joining Borden, Incorporated, Mr. Kahle was employed by Deloitte & Touche, a public accounting firm. Mr. Kahle resigned from the Company in June 2003.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters

The Company’s Common Stock is traded on the Nasdaq National Market (“NASDAQ”) under the symbol “MPWG”. As of September 22, 2003, the Company had approximately 83 shareholders of record. The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s Common Stock as reported on NASDAQ:

	Price Range
Fiscal 2003	High	Low
First Quarter	$2.33	$1.97
Second Quarter	2.05	1.63
Third Quarter	1.85	1.59
Fourth Quarter	2.00	1.58

Fiscal 2002	High	Low
First Quarter	$1.30	$1.00
Second Quarter	2.30	1.00
Third Quarter	2.30	1.90
Fourth Quarter	2.40	2.04

The Company anticipates that all future earnings will be retained to finance operations and for the growth and development of the business. Accordingly, the Company does not currently anticipate paying cash dividends on its Common Stock. The payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on the results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board of Directors deem relevant. The Company’s current credit facility contains covenants that prohibit the payment of cash dividends.

The following table sets forth information concerning the equity compensation plans of the Company as of June 30, 2003.

Plan Category	(A) Number of Security Holders To Be Issued Upon Exercise of Outstanding Options	(B) Weighted-Average Price of Outstanding Options	(C) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plan Approved By Security Holders(1)	976,250	$6.50	223,750
Equity Compensation Plan Not Approved by Security Holders(2)	733,300	$2.41	—

(1)	Plan represents the 1997 Stock Option Plan.
(2)	Plan represents the 1994 Stock Option Plan which was adopted prior to the Company’s initial public offering in fiscal 1998 (the “Offering”). Effective with the Offering, no additional options will be granted under the 1994 Stock Option Plan and the Company’s repurchase obligation upon exercise of stock options was terminated.

Item 6.     Selected Consolidated Financial Data

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended June 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues(1)	$102,821	$90,878	$96,870	$133,682	$103,649
Income (loss) from continuing operations(2)	(5,212)	1,550	(6,305)	882	5,302
Income (loss) from continuing operations per common share—assuming dilution	(0.48)	0.14	(0.58)	0.08	0.46

BALANCE SHEET DATA
Working capital	$6,829	$7,232	$7,166	$15,093	$14,167
Net property and equipment	35,120	37,476	39,284	47,199	39,685
Investment in affiliate	—	6,792	7,198	—	—
Net assets of discontinued operations	—	1,917	2,050	32,507	26,463
Total assets	73,070	85,815	90,419	162,046	135,218
Total debt and capital leases, including current maturities	20,214	27,354	31,891	83,188	65,671
Total shareholders’ equity	32,243	39,761	37,339	53,069	49,566

(1)	Revenues in fiscal 2000 include the results of Pentagon Technologies Group, Inc. (“Pentagon”). The Company sold a majority of its equity interest in Pentagon in July 2000 and has accounted for its remaining interest of approximately 22% under the equity method of accounting.
(2)	The loss from continuing operations in fiscal 2003 includes the Company’s equity in loss of affiliate of $7.2 million. See Note 3 to the Consolidated Financial Statements. The fiscal 2001 loss from continuing operations includes charges of $9.2 million primarily related to accounts receivable/bad debt, goodwill and other assets and workers compensation. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further detail on these charges.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 1. Business-Investment Considerations”, the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

Overview

Sale of WTW.    On June 30, 2003, the Company closed on the sale of the medical and laboratory water purification reporting unit of the Industrial Water Process Purification segment (“WTW”) for approximately $1.9 million in cash. Income from discontinued operations for fiscal 2003 included a gain on sale of $0.3 million (net of income taxes of $0.2 million).

Sale of the Industrial Products and Services Group.    On June 4, 2001 the Company closed on the sale of the Industrial Products and Services (“Filter”) group to CLARCOR Inc., a filter manufacturer. Under the terms of the agreement, the purchase price was approximately $31.0 million, subject to final closing adjustments. In the quarter ended March 31, 2002, the Company finalized negotiations related to the sale of the Filter group. The final purchase price, after closing adjustments was $29.3 million. Discontinued operations for fiscal 2001 includes a pre-tax operating charge of $1.8 million primarily related to asset write-downs and other costs associated with the sale of the Filter group and a net loss on sale of $6.8 million (net of related tax benefits of $1.3 million).

Income from discontinued operations for fiscal 2002 includes a $1.2 million tax benefit related to a reduction in the valuation allowance against the Company’s deferred tax asset for capital loss carry-forwards associated with the sale of the Filter group. These tax benefits resulted from fiscal 2002 developments related to the finalization of the Company’s fiscal 2001 income tax return.

Management.    Richard R. Kahle, Vice President, Chief Financial Officer, Secretary and Treasurer resigned in June 2003 to pursue other opportunities. In July 2003, Robert Valentine joined the Company as Vice President, Chief Financial Officer, Secretary and Treasurer.

Ira Kane, President and Chief Operating Officer of the Company resigned in June 2001, to pursue new leadership challenges elsewhere. In addition, C. Douglas Rockwell, Vice President, General Manager of Industrial Process Water Purification and Industrial Container Cleaning resigned in August 2001.

Goodwill Impairment.    As a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company recorded a $2.8 million, net of tax of $1.9 million, transitional goodwill impairment loss. These charges were recorded as a cumulative effect of change in accounting principle as of July 1, 2002.

Charges.    During fiscal 2001, the Company recorded charges of $9.2 million ($5.5 million net of tax), of which $6.6 million were non-cash charges. These charges are classified in selling, general and administrative expense in the Company’s fiscal 2001 statement of operations. The following table sets forth the major components of the charge:

($ in millions)
Accounts receivable/bad debt	$4.5
Goodwill and other asset write downs	1.6
Workers compensation, financing fees and other	3.1

$9.2

The $4.5 million charge for accounts receivable/bad debt included $3.5 million related to an increase in the bad debt reserve as a result of bankruptcy filings by several customers, as well as $1.0 million related to write-offs of certain other non-trade receivables. Goodwill and other asset write-downs of $1.6 million includes a $0.8 million impairment charge for goodwill and a $0.8 million charge for the abandonment of certain capital projects and other assets. The goodwill impairment charge related to the Company’s restructuring plan documented in the third quarter of fiscal 2001 resulted from sale of its Straightline Optical Services business in accordance with the provisions of Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring) and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. When the business was sold, the goodwill was impaired as the goodwill did not benefit any of the Company’s other operations. Workers compensation, financing fees and other of $3.1 million primarily consisted of adverse workers compensation claim developments and retroactive premiums and claims assessments, financing fees associated with the amended revolving credit facility and severance charges. A portion of the severance payments were paid during fiscal 2001 and the remaining portion was paid during fiscal 2002.

Investment in Affiliate.    On July 18, 2000, the Company sold a majority of its equity interest in Pentagon Technologies Group, Inc. (“Pentagon”) to Baird Capital Partners. The Company retained approximately a 22% interest in the capital stock of Pentagon. See Note 3 to the Consolidated Financial Statements.

In connection with this transaction, the Company received $22.8 million ($22.6 million net of Pentagon cash), which was used to repay a portion of its debt. As a result of the reduction in the Company’s ownership of Pentagon’s capital stock, beginning in fiscal 2001, the Company has accounted for its remaining investment in Pentagon under the equity method of accounting. During 2003, the Company invested an additional $0.4 million in Pentagon.

The Company’s equity in loss of affiliate of $7.2 million for the year ended June 30, 2003 includes the Company’s share ($2.8 million) of a $12.7 million goodwill impairment charge recorded by Pentagon under the provisions of SFAS No. 142. The fiscal 2003 equity in loss of affiliate also includes a $3.8 million other than temporary impairment charge to fully write-off the Company’s remaining investment in Pentagon due to continued declines in operating results as well as the slowdown and uncertainty in the semi-conductor industry.

The Company’s provision for income taxes for fiscal 2002 includes a non-recurring benefit of $0.2 million related to a reduction in the Company’s valuation allowance against the Company’s deferred tax asset for capital loss carry-forwards associated with the Company’s July 2001 sale of Pentagon stock. The reduction in the valuation allowance resulted from 2002 developments related to the finalization of the Company’s fiscal 2001 income tax return. The Company’s 2001 results include a non-cash tax charge in continuing operations of $2.9 million for a valuation allowance against the Company’s net deferred tax assets related to the capital loss carry-forward from the sale of Pentagon.

General

The Company primarily derives revenues from services under time and materials, fixed price and unit price contracts. The Company recognizes revenues from these contracts based on performance and efforts expended and records revenues from non-contract activities as it performs services or sells goods.

Cost of services includes all direct labor, material, travel, subcontract and other direct and indirect costs related to the performance of the Company’s services. Cost of services also includes all costs associated with operating equipment, including depreciation.

Selling, general and administrative expenses include management salaries, clerical and administrative overhead, professional services, costs associated with information systems, marketing and sales efforts, depreciation and amortization.

Depreciation is calculated using the straight-line method over the estimated useful lives of property and equipment. Beginning July 1, 2002, in accordance with SFAS No. 142, goodwill is no longer amortized but is tested for impairment upon adoption of the standard and annually thereafter or upon the occurrence of certain triggering events as defined by SFAS No. 142. Other intangibles are amortized on a straight-line basis over periods ranging from 5 to 20 years.

Results of Operations

The following table sets forth revenue and income (loss) from operations by segment for continuing operations for the fiscal years ended June 30, 2003, 2002 and 2001. Corporate expenses are fully allocated to the segments. Corporate support services that are attributable to the operating segments are allocated based on each segment’s percentage of total revenues. General corporate expenses are allocated to each segment equally.

	2003		2002		2001
	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue
	(in thousands)
Revenue
Industrial Cleaning and Facility Maintenance	$82,659	80.4%	$71,966	79.2%	$79,316	81.9%
Industrial Container Cleaning	11,338	11.0	11,090	12.2	11,309	11.7
Industrial Water Process Purification	8,824	8.6	7,822	8.6	6,245	6.4

Total revenue	102,821	100.0	90,878	100.0	96,870	100.0
Cost of services (including depreciation)	78,382	76.2	67,888	74.7	71,087	73.4

Gross profit	24,439	23.8	22,990	25.3	25,783	26.6
Selling, general and administrative expenses	19,364	18.9	17,280	19.0	28,774	29.7

Income (loss) from operations
Industrial Cleaning and Facility Maintenance	3,532	4.3	3,602	5.0	(2,309)	(2.9)
Industrial Container Cleaning	279	2.5	637	5.7	(667)	(5.9)
Industrial Water Process Purification	1,264	14.3	1,471	18.8	(15)	(0.2)

Total income (loss) from operations	$5,075	4.9%	$5,710	6.3%	$(2,991)	(3.1)%

Fiscal 2003 Compared to Fiscal 2002

Basis of Presentation.    The Company’s analysis of fiscal 2003 compared to fiscal 2002 utilizes actual information as presented above that has been adjusted from the prior year presentation to reflect WTW as a discontinued operation.

Revenues.    Revenues increased to $102.8 million in fiscal 2003 from $90.9 million in fiscal 2002. The increase in the Industrial Cleaning and Facility Maintenance segment was primarily the result of a large non-recurring project performed during the fourth quarter of 2003, the start-up of new branches and increased work with paper, steel, utility and construction customers. The increase in the Industrial Water Process Purification segment was primarily the result of a new facility in Sedalia, Missouri.

Cost of Services.    Total cost of services was $78.4 million for fiscal 2003 compared to $67.9 million for fiscal 2002. Cost of services as a percentage of revenue increased to 76.2% in fiscal 2003 from 74.7% in the prior year. The increase was primarily related to heavier reliance on subcontract services as a result of the large non-recurring project discussed above, additional investments in the business related to the start-up of new branches, adverse developments in certain insurance claims and increased depreciation in the Industrial Container Cleaning segment related to the abandonment of existing equipment upon replacement by a new production line, slightly offset by improved operating efficiencies primarily in labor management.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses as a percentage of revenue decreased to 18.9% for fiscal 2003 from 19.0% in fiscal 2002; however, total selling, general and administrative expenses increased to $19.4 million in fiscal 2003 from $17.3 million in fiscal 2002. The increase was primarily the result of increased bad debt expense due to bankruptcy filings by two customers, additional sales and business development personnel and increased repair and maintenance costs, which were offset by recoveries from two contract settlements and a decrease in amortization expense as a result of the Company’s adoption of SFAS No. 142.

Income from Operations.    Income from operations was $5.1 million for fiscal 2003 compared to $5.7 million in fiscal 2002. As a percentage of revenue, income from operations decreased to 4.9% in fiscal 2003 from 6.3% in the prior year period primarily related to the factors discussed above.

Interest Expense.    Interest expense decreased to $1.9 million in fiscal 2003 from $2.6 million in the prior year. The decrease was primarily due to lower average outstanding borrowings and lower interest rates.

Provision for Income Taxes.    The provision for income taxes for fiscal 2003 and 2002 reflects an effective rate of 36.6% and 37.4%, respectively. The provision for income taxes for fiscal 2002 includes a non-recurring benefit of $0.2 million related to a reduction in the Company’s valuation allowance against the Company’s deferred tax asset for capital loss carry-forwards associated with the Company’s July 2001 sale of Pentagon stock. The reduction in the valuation allowance resulted from 2002 developments related to the finalization of the Company’s fiscal 2001 income tax return.

Fiscal 2002 Compared to Fiscal 2001

Basis of Presentation.    The Company’s analysis of fiscal 2002 compared to fiscal 2001 utilizes actual information as presented above that has been adjusted from the prior year presentation to reflect WTW as a discontinued operation.

Historically, the Company recorded salvage value on all property and equipment. While the Company has ceased assigning salvage value to property and equipment, except for land and buildings, there was approximately $4.1 million in salvage value recorded for all property and equipment, other than land and buildings. In fiscal 2002, the Company began depreciating the aggregate salvage value of approximately $4.1 million over the remaining useful life of each respective asset. This change in estimate resulted in an increase in depreciation expense of $1.8 million for fiscal 2002 and will continue to impact the Company’s depreciation expense over the next several fiscal years.

Revenues.    Revenues decreased to $90.9 million in fiscal 2002 from $96.9 million in fiscal 2001. The decrease was primarily due to the uncertainty in the economy, which caused many of the Company’s customers, primarily in the Industrial Cleaning and Facility Maintenance segment, to postpone or cancel work that they otherwise have done in the past as well as the highly competitive environment in which the Company operates.

Cost of Services.    Cost of services decreased to $67.9 million in fiscal 2002 from $71.1 million in fiscal 2001. Cost of services as a percentage of revenue increased to 74.7% in fiscal 2002 from 73.4% in fiscal 2001. This increase was primarily driven by additional depreciation expense of $1.6 million in the current year as a result of the change in estimate related to salvage value discussed above, partially offset by less reliance on sub-contract services and the Company’s profit enhancement initiatives, particularly related to supplies and maintenance costs.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased to $17.3 million in fiscal 2002 from $28.8 million in fiscal 2001. Selling, general and administrative expenses as a percentage of revenue decreased to 19.0% in fiscal 2002 from 29.7% in fiscal 2001. These decreases were primarily the result of the $9.2 million of charges previously discussed and a $0.6 million charge for severance related to the resignation of certain officers of the Company recorded in fiscal 2001, reduced personnel and related costs, slightly offset by $0.2 million of additional depreciation in fiscal 2002 as a result of the change in estimate related to salvage value discussed above.

Income (Loss) from Operations.    Income from operations was $5.7 million in fiscal 2002 compared with an operating loss of $(3.0) million for fiscal 2001. As a percentage of revenue, income from operations increased to 6.3% in fiscal 2002 from an operating loss of (3.1)% in the prior year period primarily related to the factors discussed above.

Interest Expense.    Interest expense decreased to $2.6 million in fiscal 2002 from $3.0 million in fiscal 2001. The decrease was primarily due to lower average outstanding borrowings during fiscal 2002 as a result of the proceeds from the sale of the Filter group and the recapitalization of Pentagon being used to repay a portion of the Company’s debt.

Provision for Income Taxes.    The provision for income taxes for fiscal 2002 and 2001 reflects an effective rate of 37.4% and 9.3%, respectively. The provision for income taxes for fiscal 2002 includes a non-recurring benefit of $0.2 million related to a reduction in the Company’s valuation allowance against the Company’s deferred tax asset for capital loss carry-forwards associated with the Company’s July 2001 sale of Pentagon stock. The reduction in the valuation allowance resulted from 2002 developments related to the finalization of the Company’s fiscal 2001 income tax return. The provision for income taxes for fiscal 2001 includes a $2.9 million charge for a valuation allowance against the Company’s net deferred tax assets related to the capital loss carry-forward from the sale of Pentagon.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of the Company’s significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. The following accounting policies are considered the most critical to the Company, in that they are the primary areas subject to the use of estimates, assumptions and judgments in the preparation of the consolidated financial statements of the Company.

Revenue and Cost Recognition.    The Company primarily derives its revenues from services under time and materials, fixed price and unit price contracts. Revenues from these contracts are recorded based on performance and efforts expended. Revenues derived from non-contract activities are recorded as services are performed or goods are sold. Contract costs include all direct labor, material, travel, subcontract and other direct and indirect project costs related to contract performance. Cost of services also includes all costs associated with operating equipment, including depreciation.

Allowance for Doubtful Accounts.    The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to the Company’s accounts receivable. The allowance for doubtful accounts is maintained at a level that the Company considers appropriate based on historical experience and other factors that affect collectibility. The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records reserves for bad debts based on the age of the receivables and historical bad debt percentages. While the Company believes its allowance for doubtful accounts is adequate, changes in major customers’ ability to meet financial obligations or higher than expected defaults could cause the Company to lower its estimates of recoverability by a material amount.

Property and Equipment.    Property and equipment is recorded at cost and includes expenditures that substantially increase the useful lives of the asset. Maintenance and repairs that do not improve or extend the useful life of the respective assets are expensed as incurred. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method.

Depreciation on the Company’s property and equipment has been computed based on the following useful lives:

Years
Buildings and improvements	4 to 30
Motor vehicles and transportation equipment	2 to 10
Machinery and equipment	2 to 10
Furniture, fixtures and computer equipment	3 to 7

Goodwill.    In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter or upon the occurrence of certain triggering events as defined by SFAS No. 142. SFAS No. 142 requires a two-step process for impairment testing of goodwill. The first step identifies indications of impairment, while the second step, if necessary, measures the amount of the impairment, if any. The Company will perform its annual impairment test during the fourth quarter of each year.

Impairment of Long-Lived Assets.    The recoverability of long-lived assets, including intangible assets, is evaluated whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and if future undiscounted cash flows are believed insufficient to recover the remaining carrying value of the asset, the carrying value is written down to fair value in the period the impairment is identified.

Insurance Risk.    The Company is self-insured for workers’ compensation liability costs up to certain retention levels and purchases private insurance for claims in excess of those retention levels. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. These liabilities are based on estimates and, while management believes that the reserve is adequate, the ultimate liability may be in excess of or less than the amounts recorded.

Contractual Obligations

As of June 30, 2003, the Company had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable to bank	$20,000	$1,200	$18,800	$—	$—
Other notes payable	214	122	83	9	—
Non-cancelable operating leases	5,812	2,459	1,456	800	1,097

Total contractual cash obligations	$26,026	$3,781	$20,339	$809	$1,097

During 2003, the Company entered into a non-cancelable operating lease with a third party to lease an aircraft. The lease was for a one-year term with two additional one-year renewal options. The Company has exercised the first renewal option. The aircraft may be purchased at the end of the lease for $742,000 if the second renewal option is not exercised.

During the fourth quarter of fiscal 2003, the Company entered into an agreement committing to purchase land and a building for $0.6 million during the first quarter of fiscal 2004. The purchase was completed in September 2003.

Subsequent to June 30, 2003, the Company entered into an agreement committing to purchase land and a building for $1.5 million in October 2003, subject to completion of due diligence with favorable results.

Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer under long-term lease agreements and other arrangements. Total expenses related to these leases and other arrangements were $2.0 million, $1.9 million and $1.7 million for fiscal 2003, 2002 and 2001, respectively.

During fiscal 2003, the Company entered into a one-year agreement to rent an aircraft from Miramonte Aviation, LLC, an entity controlled by its principal shareholder and Chief Executive Officer, for an annual lease payment of $420,000, payable monthly, plus applicable state and local taxes. This lease terminates on May 12, 2004 and includes four one-year options to renew at the lessor’s option upon 30 days written notice.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges for fiscal years 2003, 2002 and 2001 were approximately $196,000, $346,000, and $62,000, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense.

Liquidity And Capital Resources

As of June 30, 2003, the Company had cash of $2.7 million and working capital of $6.8 million. Cash provided by operating activities was $15.7 million for the year ended June 30, 2003, while cash used for capital investments was $6.0 million.

In June 2002, the Company entered into a new credit agreement with its principal banks (the “Credit Facility”). The Credit Facility provides the Company with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. The Credit Facility is subject to two one-year extensions by the banks at the request of the Company.

The Credit Facility is secured by substantially all of the Company’s assets. As of June 30, 2003, there was $38.9 million available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus the applicable margin rate of 2.00%. The Company also pays a commitment fee of 0.40% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility also contains covenants that prohibit the payment of cash dividends. As of June 30, 2003, outstanding borrowings under the credit facility were $20.0 million.

The Company has two pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate, which mature in June 2006. The objective of the hedge is to eliminate the variability of cash flows related to interest rate payments on $20.0 million of variable rate debt. The swap agreements have a notional amount of $10.0 million each and effectively lock in a portion of the Company’s variable rate revolving credit liability at fixed rates of 2.61% and 2.80%, respectively, plus the Company’s applicable margin. These swap agreements are accounted for as cash flow hedges, as defined under SFAS No. 133, Accounting for Derivative and Hedging Activities. The Company adjusts the pay-fixed interest rate swaps to current market values through other comprehensive income (loss). The Company anticipates that these contracts will continue to be effective. The gain/(loss) deferred in accumulated comprehensive income (loss) will be recognized immediately in earnings if the contracts are no longer effective or the forecasted transactions are not expected to occur.

Recently Adopted Accounting Standards

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

The Company completed step one of the transitional impairment test during the second quarter of fiscal 2003 for each of its reporting units. The Company used discounted cash flow and market comparison methodologies to determine the fair value of the Company’s reporting units. As a result of step one of the transitional impairment test, it was determined that the Industrial Cleaning and Facility Maintenance reporting unit had no impairment in connection with its reported goodwill; however, the fair values of the Industrial Container Cleaning reporting unit and the medical and laboratory water purification reporting unit of the Industrial Water Process Purification segment (“WTW”) were determined to be less than the book values of these reporting units.

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

Effective July 1, 2002, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. The adoption had no impact on the Company’s results of operations or financial position.

Effective July 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. As a result of adopting this Statement, the Company was required to classify the sale of the medical and laboratory water purification reporting unit of the Industrial Water Process Purification segment (“WTW”) as a discontinued operation.

Effective December 15, 2002, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). The adoption did not have a material impact on the Company’s results of operations or financial position.

Effective January 1, 2003, the Company adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Although the Company has not changed to the fair-value based method, the disclosure requirements of this Statement have been adopted in the Company’s Consolidated Financial Statements and related notes.

Effect of Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 also amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

Inflation

The effects of inflation on operations were not significant during the periods presented in the Consolidated Financial Statements.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company’s primary market risk exposure relates to interest rate risk. At June 30, 2003, the balance on the Credit Facility was $20.0 million, which is subject to a variable rate of interest based on the Eurodollar rate. The Company has hedged its exposure to changes in interest rates by fixing its rate of interest on $20.0 million of its variable rate credit facility through two interest rate swap agreements. Assuming borrowings at June 30, 2003, any change in interest rates would not impact net interest expense.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

MPW Industrial Services Group, Inc.

We have audited the accompanying consolidated balance sheets of MPW Industrial Services Group, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPW Industrial Services Group, Inc. and subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 7 to the consolidated financial statements, effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/S/    ERNST & YOUNG LLP

Columbus, Ohio

August 22, 2003

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,
	2003	2002
ASSETS
Cash	$2,726	$164
Accounts receivable, net	17,201	16,219
Inventories	2,294	2,221
Deferred income taxes	1,461	1,912
Prepaid expenses	1,197	776
Other current assets	16	672

Total current assets	24,895	21,964

Property and equipment, net	35,120	37,476
Goodwill	6,044	9,953
Other intangibles, net	6,889	7,569
Investment in affiliate	—	6,792
Other assets	122	144
Net assets of discontinued operations	—	1,917

Total assets	$73,070	$85,815

LIABILITIES
Accounts payable	$8,218	$4,910
Accrued compensation and related taxes	2,373	2,665
Current maturities of long-term debt	1,322	1,382
Other accrued liabilities	6,153	5,775

Total current liabilities	18,066	14,732

Long-term debt	18,892	25,972
Deferred income taxes	3,400	5,350
Other long-term liabilities	469	—
Commitments and contingencies (Note 15)

Total liabilities	40,827	46,054

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,939,957 shares issued and outstanding at June 30, 2003 and 2002	109	109
Additional paid-in capital	41,507	41,507
Accumulated deficit	(9,027)	(1,416)
Accumulated other comprehensive loss	(346)	(439)

Total shareholders’ equity	32,243	39,761

Total liabilities and shareholders’ equity	$73,070	$85,815

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Year Ended June 30,
	2003	2002	2001
Revenues	$102,821	$90,878	$96,870
Cost of services (including depreciation)	78,382	67,888	71,087

Gross profit	24,439	22,990	25,783
Selling, general and administrative expenses	19,364	17,280	28,774

Income (loss) from operations	5,075	5,710	(2,991)
Interest expense, net	1,892	2,582	2,987

Income (loss) from continuing operations before income taxes and equity in earnings (loss) of affiliate	3,183	3,128	(5,978)
Provision for income taxes	1,164	1,172	560

Income (loss) from continuing operations before equity in earnings (loss) of affiliate	2,019	1,956	(6,538)
Equity in earnings (loss) of affiliate	(7,231)	(406)	233

Income (loss) from continuing operations	(5,212)	1,550	(6,305)
Income (loss) from discontinued operations, net of tax	446	1,213	(9,471)

Income (loss) before cumulative effect of change in accounting principle	(4,766)	2,763	(15,776)
Cumulative effect of change in accounting principle	(2,845)	—	—

Net income (loss)	$(7,611)	$2,763	$(15,776)

Net income (loss) per share, basic and dilutive:
Income (loss) from continuing operations	$(0.48)	$0.14	$(0.58)
Income (loss) from discontinued operations	0.04	0.11	(0.86)

Income (loss) before cumulative effect of change in accounting principle	(0.44)	0.25	(1.44)
Cumulative effect of change in accounting principle	(0.26)	—	—

Net income (loss) per share	$(0.70)	$0.25	$(1.44)

Weighted average shares outstanding	10,940	10,940	10,939
Weighted average shares outstanding, assuming dilution	10,940	10,942	10,939

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at June 30, 2000	10,929	$109	$41,461	$11,597	$(98)
Net loss	—	—	—	(15,776)	—
Issuance of common stock:
Stock plans	11	—	46	—	—

Balance at June 30, 2001	10,940	109	41,507	(4,179)	(98)
Net income	—	—	—	2,763	—
Mark-to-market on interest rate swaps (net of income tax benefit of $217)	—	—	—	—	(327)
Foreign currency translation adjustment	—	—	—	—	(14)

Balance at June 30, 2002	10,940	109	41,507	(1,416)	(439)
Net loss	—	—	—	(7,611)	—
Mark-to-market on interest rate swaps (net of income taxes of $30)	—	—	—	—	46
Foreign currency translation adjustment	—	—	—	—	47

Balance at June 30, 2003	10,940	$109	$41,507	$(9,027)	$(346)

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2003	2002	2001
Cash flow from Operating Activities:
Net income (loss)	$(7,611)	$2,763	$(15,776)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,497	8,781	7,147
Amortization	680	1,246	1,762
Equity in (earnings) loss of affiliate	7,231	406	(233)
Loss on disposals of assets	136	7	89
Impairment of property and equipment	—	—	611
Non-cash charge for discontinued operations and (gain) loss on sale of subsidiary	(515)	—	3,986
Change in deferred income taxes	294	(287)	2,458
Cumulative effect of change in accounting principle	2,845	—	—
Changes in operating assets and liabilities:
Accounts receivable	(917)	(1,347)	5,848
Inventories	(103)	(126)	732
Prepaid expenses and other assets	257	2,946	(2,604)
Accounts payable	3,355	497	(3,572)
Other accrued liabilities	520	1,029	4,732

Net cash provided by operating activities	15,669	15,915	5,180

Cash flow from investing activities:
Proceeds from sale of subsidiary	1,901	—	—
Proceeds (closing adjustments) from the sale of the Filter group	—	(4,000)	33,275
Proceeds from the recapitalization of Pentagon	—	—	22,631
Purchases of property and equipment	(7,411)	(7,052)	(6,518)
Investment in affiliate	(439)	—	—
Purchase of businesses, net of acquired cash	(33)	(368)	(2,688)
Proceeds from the disposal of property and equipment	15	77	161

Net cash (used in) provided by investing activities	(5,967)	(11,343)	46,861

Cash flow from financing activities:
Proceeds from revolving credit facility	25,649	23,980	52,589
Payments on revolving credit facility	(32,709)	(28,294)	(103,358)
Issuance of notes payable	128	81	—
Payments on notes payable	(208)	(304)	(1,319)
Payments on capital lease obligations	—	—	(60)

Net cash used in financing activities	(7,140)	(4,537)	(52,148)

Increase (decrease) in cash	2,562	35	(107)
Cash at beginning of year	164	129	236

Cash at end of year	$2,726	$164	$129

The accompanying notes are an integral part of these consolidated financial statements

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2003, 2002 and 2001)

Note 1.    Summary of Significant Accounting Policies

Basis of Presentation and Description of Business    MPW Industrial Services Group, Inc. and its subsidiaries (the “Company”) provide technically-based services, including industrial cleaning and facility maintenance, industrial container cleaning and industrial process water purification. Such services are primarily provided at customer facilities. The Company serves customers in numerous industries including automotive, utility, manufacturing, pulp and paper, steel and chemical primarily throughout the United States and Canada.

As a result of the Company’s sale of the medical and laboratory water purification reporting unit of the Industrial Water Process Purification segment (“WTW”) in June 2003, the financial data related to WTW is presented as a discontinued operation for all periods presented. As a result of the Company’s sale of the Industrial Filtration Products and Services (“Filter”) group in 2001, the financial data related to the Filter group is presented as a discontinued operation for fiscal 2001. See Note 2.

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Revenue and Cost Recognition    The Company primarily derives its revenues from services under time and materials, fixed price and unit price contracts. Revenues from these contracts are recorded based on performance and efforts expended. Contract costs include all direct labor, material, travel, subcontract and other direct and indirect project costs related to contract performance. Cost of services also includes all costs associated with operating equipment, including depreciation. Revenues derived from non-contract activities are recorded as services are performed or goods are sold.

Allowance for Doubtful Accounts    The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to the Company’s accounts receivable. The allowance for doubtful accounts is maintained at a level that the Company considers appropriate based on historical experience and other factors that affect collectibility. The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records reserves for bad debts based on the age of the receivables and historical bad debt percentages.

Inventories    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property and Equipment    Property and equipment is recorded at cost and includes expenditures that substantially increase the useful lives of the asset. Maintenance and repairs that do not improve or extend the useful life of the respective assets are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets.

Historically, the Company recorded salvage value on all property and equipment. While the Company has ceased assigning salvage value to property and equipment, except for land and buildings, there was approximately $4.1 million in salvage value recorded for all property and equipment, other than land and buildings. In fiscal 2002, the Company began depreciating the aggregate salvage value of approximately $4.1 million over the remaining useful life of each respective asset. This change in estimate resulted in an increase in depreciation expense of $1.5 million and $1.8 million for fiscal 2003 and 2002, respectively.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

Depreciation on the Company’s property and equipment has been computed based on the following useful lives:

Years
Buildings and improvements	4 to 30
Motor vehicles and transportation equipment	2 to 10
Machinery and equipment	2 to 10
Furniture, fixtures and computer equipment	3 to 7

Goodwill and Other Intangibles, Net    The Company has classified as goodwill the excess of the acquisition cost over the fair values of the net assets of businesses acquired. Effective July 1, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized. Other intangible assets with identifiable definite lives continue to be amortized over their useful lives. Prior to July 1, 2002, goodwill was amortized on a straight-line basis over periods not exceeding 25 years. Other intangible assets include patents, covenants not-to-compete and customer lists and are amortized on a straight-line basis over periods ranging from 5 to 20 years.

In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter or upon the occurrence of certain triggering events as defined by SFAS No. 142. SFAS No. 142 requires a two-step process for impairment testing of goodwill. The first step identifies indications of impairment, while the second step, if necessary, measures the amount of the impairment, if any. The Company will perform its annual impairment test during the fourth quarter of each year. See Note 7.

Impairment of Long-Lived Assets    The recoverability of long-lived assets, including intangible assets, is evaluated whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and if future undiscounted cash flows are believed insufficient to recover the remaining carrying value of the asset, the carrying value is written down to fair value in the period the impairment is identified.

Other Current Liabilities    Total other current liabilities of $6.1 million as of June 30, 2003 includes $2.6 million related to workers compensation and $1.8 million of income taxes payable. Total other current liabilities of $5.8 million as of June 30, 2002 includes $2.4 million related to workers compensation and $0.8 million of income taxes payable.

Insurance Risk    The Company is self-insured for workers’ compensation liability costs up to certain retention levels and purchases private insurance for claims in excess of those retention levels. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported.

In fiscal 2001, the Company recorded a $1.3 million charge in selling, general and administrative expenses primarily consisting of adverse workers compensation claim developments and retroactive premiums and claims assessments.

Financial Instruments    Financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term debt. The carrying value of all financial instruments at June 30, 2003 and 2002 approximated their fair value.

Income Taxes    The Company follows SFAS No. 109, Accounting for Income Taxes. This accounting standard requires that the liability method be used in accounting for income taxes. Under this accounting method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that apply in the periods in which the deferred tax asset or liability is expected to be realized or settled.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

Stock Options    As of June 30, 2003, the Company has two stock-based compensation plans, which are described in detail in Note 12. The Company accounts for these plans under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. No stock-based compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been reduced by the pro forma amounts as follows:

	Year Ended June 30,
	2003	2002	2001
Net income (loss):
As reported	$(7,611)	$2,763	$(15,776)
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	83	78	82

Pro forma net income (loss)	$(7,694)	$2,685	$(15,858)

Net income (loss) per share, basic and diluted:
As reported	$(0.70)	$0.25	$(1.44)

Pro forma	$(0.71)	$0.24	$(1.45)

For purposes of determining the required pro forma information for fiscal 2003, 2002 and 2001, the following assumptions were used:

	Year Ended June 30,
	2003	2002	2001
Weighted-average fair value of options granted during the period using a Black-Scholes option valuation model	$0.98	$0.69	$0.47
Weighted-average assumptions used for grants:
Risk-free interest rate	3.92%	5.75%	5.75%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	44.00%	30.00%	30.00%
Expected life of option (in years)	7	5	5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Comprehensive Income    SFAS No. 130, Reporting Comprehensive Income, requires that an enterprise report the change in its equity during the period from non-owner sources as other comprehensive income. The Company has evaluated the statement and determined that the only items in addition to net income (loss) that would be included in comprehensive income (loss) are the foreign currency translation adjustment and the

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

mark-to-market adjustment on interest rate swaps. Comprehensive income (loss) for the years ended June 30, 2003, 2002 and 2001 was $(7.5) million, $2.4 million and $(15.8) million, respectively. Accumulated other comprehensive loss was comprised of the following:

	June 30,
	2003	2002
	(in thousands)
Mark-to-market on interest rate swaps	$(281)	$(327)
Foreign currency translation adjustment	(65)	(112)

	$(346)	$(439)

Statement of Cash Flows    Cash paid (received) for income taxes for fiscal 2003, 2002 and 2001 was $0.1 million, ($3.6) million and ($0.3) million, respectively. Cash paid for interest was $2.1 million, $2.5 million and $5.4 million for fiscal 2003, 2002 and 2001, respectively.

Use of Estimates    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Reclassifications    Certain amounts presented as of and for the years ended June 30, 2002 and 2001 have been reclassified to conform to the June 30, 2003 presentation.

Recently Adopted Accounting Standards    Effective July 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. See Note 7.

Effective July 1, 2002, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. The adoption had no impact on the Company’s results of operations or financial position.

Effective July 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. As a result of adopting this Statement, the Company was required to classify the sale of the medical and laboratory water purification reporting unit of the Industrial Water Process Purification segment (“WTW”) as a discontinued operation. See Note 2.

Effective December 15, 2002, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). The adoption did not have a material impact on the Company’s results of operations or financial position.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

Effective January 1, 2003, the Company adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Although the Company has not changed to the fair-value based method, the disclosure requirements of this statement have been adopted in these financial statements.

Effect of Recent Accounting Pronouncements    In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 also amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

Note 2.    Discontinued Operations

On June 30, 2003, the Company closed on the sale of the medical and laboratory water purification reporting unit of the Industrial Water Process Purification segment (“WTW”) for approximately $1.9 million in cash.

On June 4, 2001, the Company closed on the sale of the Industrial Products and Services (“Filter”) group to CLARCOR Inc., a filter manufacturer. Under the terms of the agreement, the purchase price was approximately $31.0 million, subject to final closing adjustments. In the quarter ended March 31, 2002, the Company finalized negotiations related to the sale of the Filter group. The final purchase price, after closing adjustments was $29.3 million.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

The following is a summary of the operating results of WTW and the Filter group included in discontinued operations:

	Year Ended June 30,
	2003	2002	2001
	(in thousands)
Revenues:
WTW	$1,238	$1,283	$1,842
Filter group	—	—	58,420

	$1,238	$1,283	$60,262

Income (loss) before income taxes:
WTW	$203	$60	$351
Filter group	—	—	(2,692)

	$203	$60	$(2,341)

Gain (loss) on disposal:
WTW (net of income taxes of $195)	$320	$—	$—
Filter group (net of income tax benefit of $1,358 in 2001)	—	(1,179)	(6,786)

	$320	$(1,179)	$(6,786)

Income (loss) from discontinued operations, net of tax:
WTW	$446	$34	$214
Filter group	—	(1,179)	(9,685)

	$446	$(1,145)	$(9,471)

Income from discontinued operations for fiscal 2002 included a $1.2 million tax benefit related to a reduction in the valuation allowance against the Company’s deferred tax asset for capital loss carry-forwards associated with the sale of the Filter group. These tax benefits resulted from fiscal 2002 developments related to the finalization of the Company’s fiscal 2001 income tax return.

Discontinued operations for fiscal 2001 includes a pre-tax operating charge of $1.8 million primarily related to asset write-downs and other costs associated with the sale of the Filter group. Interest expense was charged to discontinued operations in fiscal 2001 based on intercompany account balances at the Company’s effective external borrowing rate. Interest expense included in discontinued operations was $2.3 million for fiscal 2001.

Note 3.    Investment in Affiliate

On July 18, 2000, the Company closed a transaction related to its then subsidiary, Pentagon Technologies Group, Inc. (“Pentagon”), pursuant to a Recapitalization Agreement, dated as of April 25, 2000, by and among Pentagon, the Company, MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnership and BCP III Affiliates Fund Limited Partnership, as amended (the “Recapitalization Agreement”). Pursuant to the Recapitalization Agreement, Baird Capital Partners and certain of its affiliates (“BCP”) invested in Pentagon, the Company sold a majority of its equity interest in Pentagon to BCP and Pentagon’s indebtedness to the Company was repaid. The Company retained an approximately 22% interest in the capital stock of Pentagon.

In connection with this transaction, the Company received $22.8 million ($22.6 million net of Pentagon cash), which was used to repay a portion of its debt. As a result of the reduction in the Company’s ownership of

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

Pentagon’s capital stock, beginning in fiscal 2001, the Company has accounted for its remaining investment in Pentagon under the equity method of accounting. During 2003, the Company invested an additional $0.4 million in Pentagon.

The Company’s equity in loss of affiliate of $7.2 million for the year ended June 30, 2003 includes the Company’s share ($2.8 million) of a $12.7 million goodwill impairment charge recorded by Pentagon under the provisions of SFAS No. 142. The fiscal 2003 equity in loss in affiliate also includes a $3.8 million other than temporary impairment charge to fully write-off the Company’s remaining investment in Pentagon due to continued declines in operating results as well as the slowdown and uncertainty in the semi-conductor industry.

The Company’s 2001 results include a non-cash tax charge in continuing operations of $2.9 million for a valuation allowance against the Company’s net deferred tax assets related to the capital loss carry-forward from the sale of Pentagon. The provision for income taxes for fiscal 2002 includes a non-recurring benefit of $0.2 million related to a reduction in the Company’s valuation allowance against the Company’s deferred tax asset for capital loss carry-forwards associated with the Company’s July 2001 sale of Pentagon stock. The reduction in the valuation allowance resulted from 2002 developments related to the finalization of the Company’s fiscal 2001 income tax return.

Summarized operating data for Pentagon is presented in the following table:

	Year Ended June 30,
	2003	2002
	(in thousands; unaudited)
Revenues	$33,690	$40,709

Income (loss) from operations	$(13,672)	$191

Net loss	$(15,310)	$(1,178)

Summarized balance sheet data for Pentagon is presented in the following table:

	June 30,
	2003	2002
	(in thousands; unaudited)
Current assets	$8,289	$11,636
Noncurrent assets(1)	33,056	46,869
Current liabilities	(7,181)	(9,078)
Noncurrent liabilities	(15,690)	(18,374)
Redeemable preferred stock	(3,624)	—

Equity	$14,850	$31,053

(1)	Noncurrent assets includes $20.1 million and $33.0 million of goodwill and other intangibles at June 30, 2003 and 2002, respectively.

Note 4.    Acquisitions

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid based on the achievement of certain objectives. Such additional consideration is paid in cash, common stock of the Company, or a combination thereof, and is capitalized as an intangible asset. During the fiscal years ended June 30, 2003, 2002 and 2001, the Company paid additional consideration of $33,400, $0.4 million and $2.7 million, respectively.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

Note 5.    Accounts Receivable

Accounts receivable is summarized as follows:

	June 30,
	2003	2002
	(in thousands)
Accounts receivable	$19,636	$16,867
Less allowance for doubtful accounts	(2,435)	(648)

	$17,201	$16,219

The following is a summary of activity in the allowance for doubtful accounts:

	Year Ended June 30,
	2003	2002	2001
	(in thousands)
Beginning balance	$648	$3,779	$515
Provision for bad debts	1,867	545	3,579
Account write-offs, net	(80)	(3,676)	(32)
Other	—	—	(283)

Ending balance	$2,435	$648	$3,779

In fiscal 2001, the Company recorded a $4.5 million charge in selling, general and administrative expense related to accounts receivable and other non-trade receivables. The $4.5 million charge included $3.5 million related to an increase in the allowance for doubtful accounts as a result of bankruptcy filings by several customers, as well as $1.0 million related to write-offs of certain other non-trade receivables. The account write-offs for the year ended June 30, 2002 include the write-offs of the $3.5 million of trade receivables reserved for during the year ended June 30, 2001.

The other decrease in fiscal 2001 is a result of the recapitalization of Pentagon discussed in Note 3.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

Note 6.    Property and Equipment

Property and equipment is summarized as follows:

	June 30,
	2003	2002
	(in thousands)
Land and buildings	$9,551	$8,464
Motor vehicles and transportation	48,214	44,888
Machinery and equipment	26,236	24,856
Leasehold improvements	5,588	5,071
Furniture, fixtures and computer equipment	3,291	3,121
Construction in progress	2,605	3,098

	95,485	89,498
Less accumulated depreciation	(60,365)	(52,022)

	$35,120	$37,476

Note 7.    Goodwill and Other Intangibles

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

The Company completed step one of the transitional impairment test during the second quarter of fiscal 2003 for each of its reporting units. The Company used discounted cash flow and market comparison methodologies to determine the fair value of the Company’s reporting units. As a result of step one of the transitional impairment test, it was determined that the Industrial Cleaning and Facility Maintenance reporting unit had no impairment in connection with its reported goodwill; however, the fair values of the Industrial Container Cleaning reporting unit and the medical and laboratory water purification reporting unit of the Industrial Water Process Purification segment (“WTW”) were determined to be less than the book values of these reporting units.

Based on the results of step two of the transitional impairment test, the Company recorded a $2.3 million, net of tax of $1.6 million, transitional impairment loss in the Industrial Container Cleaning reporting unit and a $0.5 million, net of tax of $0.3 million, transitional impairment loss in the WTW reporting unit. These charges were recorded as a cumulative effect of change in accounting principle as of July 1, 2002 and primarily reflect a decline in operating results largely due to the economic downturn that has affected many of the customers that these reporting units serve.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

The effects of adopting SFAS No. 142 on net income (loss) and the per share amounts for the years ended June 30, 2003, 2002 and 2001 are as follows:

	Year Ended June 30,
	2003	2002	2001
	(in thousands, except per share data)
Net income (loss):
As reported	$(7,611)	$2,763	$(15,776)
Less: Impairment loss related to the adoption of SFAS No. 142	(2,845)	—	—
Add: Goodwill amortization	—	437	398

Net income (loss) excluding the impairment loss related to the adoption of SFAS No. 142 and goodwill amortization	$(4,766)	$3,200	$(15,378)

Net income (loss) per share, basic and diluted:
As reported	$(0.70)	$0.25	$(1.44)
Less: Impairment loss related to the adoption of SFAS No. 142	(0.26)	—	—
Add: Goodwill amortization	—	0.04	0.04

Net income (loss) excluding the impairment loss related to the adoption of SFAS No. 142 and goodwill amortization	$(0.44)	$0.29	$(1.40)

The changes in the carrying amount of goodwill for the year ended June 30, 2003, by segment, are as follows:

	Industrial Cleaning and Facility Maintenance	Industrial Container Cleaning	Industrial Process Water Purification	Total
	(in thousands)
Balance as of June 30, 2002(1)	$6,011	$3,942	$1,555	$11,508
Impairment loss related to the adoption of SFAS No. 142, pre-tax	—	(3,942)	(800)	(4,742)
Sale of WTW			(755)	(755)
Earnings contingency payout	33	—	—	33

Balance as of June 30, 2003	$6,044	$—	$—	$6,044

(1)	The goodwill of the Industrial Process Water Purification segment at June 30, 2002 is included in the net assets of discontinued operations.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

Other intangibles are summarized as follows:

	June 30, 2003		June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Customer relationships and lists	$8,295	$(2,171)	$8,295	$(1,699)
Patents	1,393	(685)	1,393	(545)
Non-compete agreements	485	(428)	485	(360)

	$10,173	$(3,284)	$10,173	$(2,604)

Amortization expense related to other intangibles was $0.7 million for the years ended June 30, 2003, 2002 and 2001, respectively. Estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense
(in thousands)
For the year ended June 30, 2004	$605
For the year ended June 30, 2005	542
For the year ended June 30, 2006	534
For the year ended June 30, 2007	534
For the year ended June 30, 2008	534

Note 8.    Long Term Debt

Long-term debt is summarized as follows:

	June 30,
	2003	2002
	(in thousands)
Credit facility	$20,000	$27,060
Other	214	294

	20,214	27,354
Less current maturities	1,322	1,382

	$18,892	$25,972

In June 2002, the Company entered into a credit agreement with its principal banks (the “Credit Facility”). The Credit Facility provides the Company with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. The Credit Facility is subject to two one-year extensions by the banks at the request of the Company.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

The Credit Facility is secured by substantially all of the Company’s assets. As of June 30, 2003, there was $38.9 million available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus the applicable margin rate of 2.00%. The Company also pays a commitment fee of 0.40% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility also contains covenants that prohibit the payment of cash dividends. As of June 30, 2003, outstanding borrowings under the credit facility were $20.0 million.

The Credit Facility expires on June 15, 2005, at which time the principal balance outstanding, together with all accrued interest will become immediately due and payable. There were $4.8 million and $3.8 million of letters of credit outstanding under the Credit Facility at June 30, 2003 and 2002, respectively. The weighted average interest rate for the Credit Facility was 6.81% for the year ended June 30, 2003.

The Company has two pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate, which mature in June 2006. The objective of the hedge is to eliminate the variability of cash flows related to interest rate payments on $20.0 million of variable rate debt. The swap agreements have a notional amount of $10.0 million each and effectively lock in a portion of the Company’s variable rate revolving credit liability at fixed rates of 2.61% and 2.80%, respectively, plus the Company’s applicable margin. These swap agreements are accounted for as cash flow hedges, as defined under SFAS No. 133, Accounting for Derivative and Hedging Activities. The Company adjusts the pay-fixed interest rate swaps to current market values through other comprehensive income (loss). The Company anticipates that these contracts will continue to be effective. The gain/(loss) deferred in accumulated comprehensive income (loss) will be recognized immediately in earnings if the contracts are no longer effective or the forecasted transactions are not expected to occur.

A liability of $0.5 million ($0.3 million net of tax) has been recognized in the consolidated financial statements at June 30, 2003 for the mark-to-market adjustment on the interest rate swap contracts with the offsetting net of tax amount recorded in accumulated other comprehensive loss.

The Company has several other notes payable with a total outstanding balance of $0.2 million at June 30, 2003. Payments on the notes payable are made monthly with maturity dates no later than fiscal 2008.

The aggregate maturities of long-term debt for the five years ending June 30 are: 2004, $1.3 million; 2005, $18.9 million; 2006, $21,000; 2007, $8,000; 2008, $1,000 and thereafter, $0.

Note 9.    Lease Commitments

The Company leases certain land, buildings, equipment and aircraft under non-cancelable operating leases with third parties and with entities controlled by its principal shareholder and Chief Executive Officer. See Note 14.

The aggregate minimum rent commitment under non-cancelable operating leases for the five years ending June 30 are: 2004, $2.5 million; 2005, $1.0 million; 2006, $0.4 million; 2007, $0.4 million; 2008, $0.4 million.

Rental expense related to all operating leases was approximately $2.8 million, $2.7 million and $2.8 million for fiscal 2003, 2002 and 2001, respectively.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

Note 10.    Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended June 30,
	2003	2002	2001
	(in thousands)
Current:
Federal	$1,025	$93	$(3,559)
International	32	40	87
State and local	85	172	250

	1,142	305	(3,222)

Deferred:
Federal	250	(243)	2,421
International	—	—	—
State and local	44	(43)	346

	294	(286)	2,767
Allocation to discontinued operations	(272)	1,153	1,015

	$1,164	$1,172	$560

Differences arising between the provision (benefit) for income taxes related to continuing operations and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes are as follows:

	Year Ended June 30,
	2003	2002	2001
Federal tax at statutory rate	34.0%	34.0%	(34.0)%
State and local taxes (net of federal benefit)	0.9	3.4	(0.6)
Increase (decrease) in valuation allowance for deferred tax assets	—	(6.4)	40.2
Nondeductible goodwill relating to acquisitions	—	3.1	1.9
Other	1.7	3.3	1.8

	36.6%	37.4%	9.3%

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,
	2003	2002
	(in thousands)
Deferred tax assets:
Bad debt reserves	$389	$202
Interest rate swap	188	217
Workers compensation reserves	1,039	939
Capital loss carry-forward	3,584	3,584
Loss on sale of subsidiary and other liabilities	109	420
Intangible assets	1,187	—
Other	344	360

	6,840	5,722
Deferred tax asset valuation allowance	(3,584)	(3,584)

Total deferred tax assets net of valuation allowance	$3,256	$2,138

Deferred tax liabilities:
Property and equipment	$4,775	$4,968
Intangible assets	—	382
Prepaid expenses	420	226

Total deferred tax liabilities	$5,195	$5,576

Net deferred tax liabilities	$1,939	$3,438

The income tax provision for continuing operations for fiscal 2002 includes a non-recurring benefit of $0.2 million related to a reduction in the Company’s valuation allowance against the Company’s deferred tax asset for capital loss carry-forwards associated with the Company’s July 2000 sale of Pentagon stock. The reduction in the valuation allowance resulted from 2002 developments related to the finalization of the Company’s fiscal 2001 income tax return.

Income from discontinued operations for fiscal 2002 includes a $1.2 million tax benefit related to a reduction in the valuation allowance against the Company’s deferred tax asset for capital loss carry-forwards associated with the sale of the Filter group. These tax benefits resulted from fiscal 2002 developments related to the finalization of the Company’s fiscal 2001 income tax return.

The income tax benefit for continuing operations for the year ended June 30, 2001 includes a non-cash charge of $2.9 million for a valuation allowance against the Company’s net deferred tax asset related to the capital loss carry-forward from the sale of Pentagon.

At June 30, 2003, the Company has $9.0 million of capital loss carry-forwards. These capital loss carry-forwards expire in 2006 and may only be utilized to offset capital gains. At June 30, 2003, a full valuation allowance has been provided for these capital loss carry-forwards.

Note 11.    Employee Benefits

The Company sponsors a Savings Plan, which qualifies for tax-deferred contributions under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), that covers substantially all employees of the Company who are over 21 years of age with at least three months of continuous service. Contributions by eligible employees are

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

matched at a rate of 50% of the first 6% of the employee’s contributed earnings. The Company may make additional discretionary contributions to the 401(k) Plan. Matching contributions approximated $0.2 million, $0.3 million and $0.4 million for fiscal 2003, 2002 and 2001, respectively.

Note 12.    Stock Option Plans

1994 Stock Option Plan    The Company’s 1994 Stock Option Plan (the “1994 Plan”) provided for the granting of up to 1,000,000 stock options to key management personnel. Effective with the Company’s initial public offering in fiscal 1998, no additional options will be granted under the 1994 Plan and the Company’s repurchase obligation upon exercise of stock options was terminated. As of June 30, 2003, 733,300 options were outstanding at a weighted average exercise price of $2.41 per share.

1997 Stock Option Plan    On November 15, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), which provides for the granting of up to 1,200,000 stock options to officers, key employees, consultants and directors of the Company. Any options granted that lapse or are cancelled are available for re-grant under the terms of the 1997 Plan. Stock option grants may be in the form of incentive stock options, non-qualified options, or a combination thereof. The exercise price of the stock options granted will be determined by the Compensation Committee of the Board of Directors of the Company which, in the case of incentive stock options, shall be equal to or greater than the market value per share on the date of grant and, in the case of non-qualified options shall not be less than 85% of the market value per share at the date of grant. The stock options vest over a period of time determined by the Compensation Committee and expire after ten years from the date of grant. Non-employee directors shall be granted 2,000 non-qualified options at the first annual shareholders meeting subsequent to the adoption of the 1997 Plan at which he or she is elected a director, and 1,000 options shall be granted at each subsequent annual shareholders meeting at which he or she is re-elected as a director. Additional options may be granted to the non-employee directors at the discretion of the Compensation Committee. The non-employee director option grants vest after one full year from the date of grant and expire ten years from the date of grant. Options covering 1,294,750 shares of common stock have been granted, of which 316,900 options have been cancelled. At June 30, 2003 there were 976,250 options outstanding at a weighted average exercise price of $6.50 per share.

The following table summarizes stock option activity for the years ended June 30, 2003, 2002 and 2001:

	Number of Options (#)	Weighted Average Exercise Price Per Share ($)
	(in thousands, except per share data)
Outstanding at June 30, 2000	1,546	6.09
Granted	4	1.25
Expired or cancelled	(77)	9.10
Exercised	(11)	3.23

Outstanding at June 30, 2001	1,462	5.94
Granted	459	1.85
Expired or cancelled	(178)	6.97

Outstanding at June 30, 2002	1,743	4.73
Granted	22	1.90
Expired or cancelled	(55)	3.21

Outstanding at June 30, 2003	1,710	4.74

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

The following table summarizes information about stock options outstanding at June 30, 2003:

		Options Outstanding		Options Exercisable
Range of Exercise Price ($)	Options (#)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price ($)	Options (#)	Weighted Average Exercise Price ($)
(in thousands, except per share and year data)
1.25-2.04	440	8.4	1.85	118	1.83
2.14-3.23	733	0.9	2.41	733	2.41
8.63-13.13	537	3.2	10.32	512	10.28

	1,710	3.7	4.74	1,363	5.31

Note 13.    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended June 30,
	2003	2002	2001
Numerator for basic and diluted earnings (loss) per share-net income (loss) from:
Continuing operations	$(5,212)	$1,550	$(6,305)
Discontinued operations	446	1,213	(9,471)

Income (loss) before cumulative effect of change in accounting principle	(4,766)	2,763	(15,776)
Cumulative effect of change in accounting principle	(2,845)	—	—

Net income (loss)	$(7,611)	$2,763	$(15,776)

Denominator for basic earnings (loss) per share-weighted average common shares	10,940	10,940	10,939

Effect of dilutive securities:
Dilutive employee stock options	—	2	—

Denominator for diluted earnings (loss) per share-adjusted weighted average common shares and assumed conversions	10,940	10,942	10,939

Net income (loss) per share, basic and dilutive:
Continuing operations	$(0.48)	$0.14	$(0.58)
Discontinued operations	0.04	0.11	(0.86)

Income (loss) before cumulative effect of change in accounting principle	(0.44)	0.25	(1.44)
Cumulative effect of change in accounting principle	(0.26)	—	—

Net income (loss) per share	$(0.70)	$0.25	$(1.44)

Options to purchase 1,279,550, 1,738,550 and 691,250 shares of common stock at a weighted average price of $5.72, $4.74 and $9.86 per share, respectively, were outstanding during fiscal 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options exercise

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 430,000 and 770,300 shares of common stock at a weighted average price of $1.84 and $2.43 per share were outstanding during fiscal 2003 and 2001, respectively, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the fiscal years ended June 30, 2003 and 2001 and, therefore, the effect would be antidilutive.

Note 14.    Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer under long-term lease agreements and other arrangements. Total expenses related to these leases and other arrangements were $2.0 million, $1.9 million and $1.7 million for fiscal 2003, 2002 and 2001, respectively.

During fiscal 2003, the Company entered into a one-year agreement to rent an aircraft from Miramonte Aviation, LLC, an entity controlled by its principal shareholder and Chief Executive Officer, for an annual lease payment of $420,000, payable monthly, plus applicable state and local taxes. This lease terminates on May 12, 2004 and includes four one-year options to renew at the lessor’s option upon 30 days written notice.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges for fiscal years 2003, 2002 and 2001 were approximately $196,000, $346,000, and $62,000, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense.

Note 15.    Commitments and Contingencies

During the fourth quarter of fiscal 2003, the Company entered into an agreement committing to purchase land and a building for $0.6 million during the first quarter of fiscal 2004. The purchase was completed in September 2003.

Subsequent to June 30, 2003, the Company entered into an agreement committing to purchase land and a building for $1.5 million in October 2003, subject to completion of due diligence with favorable results.

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

Industrial Cleaning and Facility Maintenance.    The Company provides industrial cleaning of, and facility maintenance services to, critical operating equipment for industrial customers primarily at their facilities. The typical industries served by this segment include the automotive, utility, steel, pulp and paper, manufacturing,

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

chemical and construction industries. The Company provides its industrial cleaning and facility maintenance services on a daily recurring basis, a project-by-project basis, as well as pursuant to longer-term arrangements. The Company’s services principally include: dry vacuuming, wet vacuuming, industrial power washing, water blasting, ultra-high pressure water blasting, cryojetic cleaning and chemical cleaning. These services have been provided for over 30 years. The labor support business (the “Facility Support Division”) of the Industrial Cleaning and Facility Maintenance segment provides support to customers’ ongoing maintenance of their facilities as well as cleaning services that help customers to maximize the performance of their production processes through effective cleaning, leading to increased efficiency and productivity in their facilities.

Industrial Container Cleaning Segment.    The Company believes that it is a leading container cleaner for automotive paint manufacturers in North America. The automotive industry uses paint resin containers (“totes”) in the vehicle painting process. Totes are large portable stainless steel or aluminum containers that are filled with paint resin and are refilled after cleaning services are provided. The Company also provides container cleaning services to various other industrial customers. This segment uses patented cleaning systems to perform services from two primary processing facilities located in Detroit, Michigan and Cleveland, Ohio.

Industrial Process Water Purification.    The Company provides pure feed water to customers primarily in the utility, manufacturing and automotive industries. The Company can also provide water purification equipment on an emergency response basis when customers’ existing water purification systems are temporarily out of service or cannot meet the existing demand.

The performance of each segment is evaluated by key Company executives based primarily on the operating income of each segment. The accounting policies of the operating segments are the same as those outlined in Note 1 of the Consolidated Financial Statements. All material intercompany transactions and balances have been eliminated in consolidation. Corporate expenses are fully allocated to the segments. Corporate support services that are attributable to the operating segments are allocated based on each segment’s percentage of total revenues. General corporate expenses are allocated to each segment equally.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

Summarized financial information for the Company’s reportable segments is shown in the following table:

	2003	2002	2001
Revenue
Industrial Cleaning and Facility Maintenance	$82,659	$71,966	$79,316
Industrial Container Cleaning	11,338	11,090	11,309
Industrial Water Process Purification	8,824	7,822	6,245

Total	$102,821	$90,878	$96,870

Depreciation and Amortization
Industrial Cleaning and Facility Maintenance	$6,357	$6,768	$5,508
Industrial Container Cleaning	2,075	1,815	1,555
Industrial Water Process Purification	1,696	1,312	779
Other(1)	49	132	1,067

Total	$10,177	$10,027	$8,909

Operating Income (Loss)
Industrial Cleaning and Facility Maintenance	$3,532	$3,602	$(2,309)
Industrial Container Cleaning	279	637	(667)
Industrial Water Process Purification	1,264	1,471	(15)

Total	$5,075	$5,710	$(2,991)

Total Assets
Industrial Cleaning and Facility Maintenance	$36,093	$40,542	$44,492
Industrial Container Cleaning	13,739	19,785	19,338
Industrial Water Process Purification	11,017	8,686	5,857
Other(2)	12,221	16,802	20,732

Total	$73,070	$85,815	$90,419

Capital Expenditures
Industrial Cleaning and Facility Maintenance	$3,330	$1,836	$2,013
Industrial Container Cleaning	252	983	1,729
Industrial Water Process Purification	3,768	4,196	1,069
Other(2)	61	37	1,707

Total	$7,411	$7,052	$6,518

(1)	Other represents the depreciation and amortization associated with discontinued operations.
(2)	Other consists of assets and capital expenditures related to corporate and discontinued operations.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

Note 17.    Selected Quarterly Financial Data (unaudited)

The quarterly financial information presented below is based on historical financial information and has been restated to account for WTW as a discontinued operation for all periods presented. See Note 2.

	Quarter Ended
	September 30	December 31	March 31	June 30
	(in thousands, except per share data)
Fiscal 2003
Revenues(1)	$24,024	$23,982	$24,144	$30,671
Gross profit(1)	5,045	5,485	6,252	7,657
Income from operations	191	1,182	1,965	1,737
Income (loss) from continuing operations(2)	(215)	240	559	(5,796)
Income from discontinued operations, net of tax	12	31	41	362
Income (loss) before cumulative effect of change in accounting principle	(203)	271	600	(5,434)
Cumulative effect of change in accounting principle	(2,845)	—	—	—
Net income (loss)(2)(3)	(3,048)	271	600	(5,434)
Net income (loss) per share, basic and dilutive:
Continuing operations	(0.02)	0.02	0.05	(0.53)
Discontinued operations	—	—	—	0.04
Income (loss) before cumulative effect of change in accounting principle	(0.02)	0.02	0.05	(0.49)
Cumulative effect of change in accounting principle	(0.26)	—	—	—
Net income (loss)	(0.28)	0.02	0.05	(0.49)

Fiscal 2002
Revenues	$23,322	$21,963	$22,611	$22,982
Gross profit	6,123	6,187	5,279	5,401
Income from operations	1,530	1,958	1,064	1,158
Income from continuing operations	397	550	545	58
Income (loss) from discontinued operations, net of tax	26	(26)	1,203	10
Net income (loss)	423	524	1,748	68
Net income per share, basic and dilutive:
Continuing operations	0.04	0.05	0.05	—
Discontinued operations	—	—	0.11	—
Net income (loss)	0.04	0.05	0.16	—

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2003, 2002 and 2001)

(1)	The revenues and gross profit for the quarter ended March 31, 2003 have been restated to reflect the reclassification of recoveries from a contract settlement from revenues to selling, general and administrative expenses in addition to the discontinued operations restatement.

Quarter Ended March 31, 2003
Revenues—As reported in Form 10-Q	$24,506
Discontinued operations restatement	(321)
Income from Contract Settlement	(41)

$24,144

Gross profit—As reported in Form 10-Q	$6,404
Discontinued operations restatement	(111)
Income from Contract Settlement	(41)

$6,252

(2)	The quarter ended June 30, 2003 includes the Company’s equity in a goodwill impairment loss recorded by its affiliate, Pentagon, and a $3.8 million other than temporary impairment charge to fully write-off the Company’s remaining investment in Pentagon.
(3)	The quarter ended September 30, 2002 includes the Company’s transitional goodwill impairment loss of $2.8 million recorded as a result of the adoption of SFAS No. 142.

Item 9.     Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.     Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that as of that date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

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

(b)  Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the end of the period covered by this Annual Report on Form 10-K.

PART III

Item 10.     Directors and Executive Officers

The information required by Item 401 of Regulation S-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned “Election of Directors” in MPW’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 3, 2003 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information regarding the executive officers of the Company required by Item 401 of Regulation S-K, see “Supplemental Item.—Executive Officers of the Company” in Part I of this Form 10-K.

Item 11.     Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation and Other Information” in the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Information” in the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.     Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Report to the Audit Committee” in the Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.    The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

Report of Independent Auditors

Consolidated Balance Sheets as of June 30, 2003 and 2002

Consolidated Statements of Operations for the Years Ended June 30, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 30, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable and therefore have been omitted, or the required information is provided in the Consolidated Financial Statements of the Company and its subsidiaries or Notes thereto.

3.    Exhibits

The following Exhibits are included in this Annual Report on Form 10-K:

3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

10(a)	Amended and Restated 1997 Stock Option Plan (filed as exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference)*

10(b)	Lease for Hebron, Ohio facility (filed as exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(c)	Lease for Newark, Ohio facility (filed as exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(d)	First Lease Amendment for Chesterfield, Michigan facility (filed as exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(e)	Aircraft Purchase Agreement (filed as exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(f)	Aircraft Lease (filed as exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(g)	Form of Severance Agreement by and between MPW Industrial Services Group, Inc. and Executive Officers (filed as Exhibit 10(e) to the Company’s Registration Statement on form S-1 (Registration No. 333-36887) originally filed with the Securities and Exchange Commission on October 1, 1997 (the “Registration Statement”) and incorporated herein by reference)*

10(h)	Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and Directors (filed as Exhibit 10(f) to the Company’s Registration Statement and incorporated herein by reference)*

10(i)	Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and persons who are a Director and an Officer (filed as Exhibit 10(g) to the Company’s Registration Statement and incorporated herein by reference)*

10(j)	Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and Executive Officers (filed as Exhibit 10(h) to the Company’s Registration Statement and incorporated herein by reference)*

10(k)	Lease for Newark, Ohio additional facility (filed as Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999, and incorporated herein by reference)

10(l)	Lease for Hebron, Ohio land (filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(m)	Credit Agreement, dated as of October 20, 1999, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, SunTrust Bank, Central Florida, N.A., and Banc One Capital Markets, Inc. (filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

10(n)	Recapitalization Agreement, dated April 25, 2000, by and among the Company, Pentagon Technologies Group, Inc., MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnerships and BCP III Affiliates Fund Limited Partnership (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 3, 2000, and incorporated herein by reference)

10(o)	Amendment No. 1 to Recapitalization Agreement, dated as of July 17, 2000, by and among the Company, Pentagon Technologies Group, Inc., MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnerships, BCP III Affiliates Fund Limited Partnership, PPM America Private Equity Fund, L.P., Old Hickory Fund I, LLC, and Antares Capital Corporation (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 3, 2000, and incorporated herein by reference)

10(p)	First Amendment to Credit Agreement and Other Loan Documents, dated as of July 17, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, SunTrust Bank, Central Florida, N.A., and Banc One Capital Markets, Inc. (filed as Exhibit 4(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference)

10(q)	Second Amendment to Credit Agreement, dated as of November 10, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, and SunTrust Bank (filed as Exhibit 4(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2000, and incorporated herein by reference)

10(r)	Stock Purchase Agreement, dated as of May 10, 2001, by and among MPW Industrial Services Group, Inc., MPW Management Services Corp., CLARCOR Filtration Products, Inc. and CLARCOR Inc. (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference)

10(s)	Third Amendment to Credit Agreement, dated as of May 11, 2001, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, and SunTrust Bank (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference)

10(t)	Severance Agreement by and between MPW Industrial Services Group, Inc. and Ira Kane. (filed as Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference)

10(u)	Lease for Rockport, Indiana facility (filed as Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(v)	Lease for Chesterfield, Michigan additional facility (filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(w)	Credit Agreement, dated June 18, 2002, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(x)	Aircraft Lease (filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)

21	Subsidiaries of the Company

23	Consent of Independent Auditors

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

(b)  Report on Form 8-K filed on June 25, 2003 related to the resignation of Richard R. Kahle, Vice President, Chief Financial Officer, Secretary and Treasurer.

(c)  The response to this portion of Item 15 is included as Exhibits to this report.

(d)  Financial Statements of 50% or Less Owned Persons:

For the year ended June 30, 2003, Pentagon Technologies Group, Inc. (“Pentagon”) was a significant investee under Rule 3-09 of Regulation S-X. Therefore, the Company is required to file in this Annual Report on Form 10-K the audited financial statements of Pentagon in accordance with Regulation S-X. The Company requested these audited financial statements from Pentagon; however, such statements were not provided. As of June 30, 2003, the Company has fully written off its investment in Pentagon.

For the years ended June 30, 2002 and 2001, Pentagon was not a significant investee under Rule 3-09 of Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of September, 2003.

MPW INDUSTRIAL SERVICES GROUP, INC.

By:	/S/ ROBERT VALENTINE
Robert Valentine
Vice President, Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on September 29, 2003.

Signature	Title

/S/ MONTE R. BLACK Monte R. Black	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/S/ ROBERT VALENTINE Robert Valentine	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/S/ ALFRED FRIEDMAN Alfred Friedman	Director

/S/ PETE A. KLISARES Pete A. Klisares	Director

/S/ TIMOTHY A. WALSH Timothy A. Walsh	Director

/S/ LUKE FECK Luke Feck	Director

EXHIBIT INDEX

3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

10(a)	Amended and Restated 1997 Stock Option Plan (filed as exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference)*

10(b)	Lease for Hebron, Ohio facility (filed as exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(c)	Lease for Newark, Ohio facility (filed as exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(d)	First Lease Amendment for Chesterfield, Michigan facility (filed as exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(e)	Aircraft Purchase Agreement (filed as exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(f)	Aircraft Lease (filed as exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(g)	Form of Severance Agreement by and between MPW Industrial Services Group, Inc. and Executive Officers (filed as Exhibit 10(e) to the Company’s Registration Statement on form S-1 (Registration No. 333-36887) originally filed with the Securities and Exchange Commission on October 1, 1997 (the “Registration Statement”) and incorporated herein by reference)*

10(h)	Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and Directors (filed as Exhibit 10(f) to the Company’s Registration Statement and incorporated herein by reference)*

10(i)	Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and persons who are a Director and an Officer (filed as Exhibit 10(g) to the Company’s Registration Statement and incorporated herein by reference)*

10(j)	Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and Executive Officers (filed as Exhibit 10(h) to the Company’s Registration Statement and incorporated herein by reference)*

10(k)	Lease for Newark, Ohio additional facility (filed as Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999, and incorporated herein by reference)

10(l)	Lease for Hebron, Ohio land (filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(m)	Credit Agreement, dated as of October 20, 1999, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, SunTrust Bank, Central Florida, N.A., and Banc One Capital Markets, Inc. (filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

10(n)	Recapitalization Agreement, dated April 25, 2000, by and among the Company, Pentagon Technologies Group, Inc., MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnerships and BCP III Affiliates Fund Limited Partnership (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 3, 2000, and incorporated herein by reference)

10(o)	Amendment No. 1 to Recapitalization Agreement, dated as of July 17, 2000, by and among the Company, Pentagon Technologies Group, Inc., MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnerships, BCP III Affiliates Fund Limited Partnership, PPM America Private Equity Fund, L.P., Old Hickory Fund I, LLC, and Antares Capital Corporation (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 3, 2000, and incorporated herein by reference)

10(p)	First Amendment to Credit Agreement and Other Loan Documents, dated as of July 17, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, SunTrust Bank, Central Florida, N.A., and Banc One Capital Markets, Inc. (filed as Exhibit 4(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference)

10(q)	Second Amendment to Credit Agreement, dated as of November 10, 2000, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, and SunTrust Bank (filed as Exhibit 4(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2000, and incorporated herein by reference)

10(r)	Stock Purchase Agreement, dated as of May 10, 2001, by and among MPW Industrial Services Group, Inc., MPW Management Services Corp., CLARCOR Filtration Products, Inc. and CLARCOR Inc. (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference)

10(s)	Third Amendment to Credit Agreement, dated as of May 11, 2001, among the Company and its subsidiaries, Bank One, NA, National City Bank, LaSalle Bank, National Association, and SunTrust Bank (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference)

10(t)	Severance Agreement by and between MPW Industrial Services Group, Inc. and Ira Kane. (filed as Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference)

10(u)	Lease for Rockport, Indiana facility (filed as Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(v)	Lease for Chesterfield, Michigan additional facility (filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(w)	Credit Agreement, dated June 18, 2002, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(x)	Aircraft Lease (filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)

21	Subsidiaries of the Company

23	Consent of Independent Auditors

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002