Form 10-Q
period 2003-09-30
MPW INDUSTRIAL SERVICES GROUP INC
filed 2003-11-14
CIK 1047098

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-23335

MPW INDUSTRIAL SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1567260
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

9711 Lancaster Road, S.E., Hebron, Ohio	43025
(Address of principal executive offices)	(Zip code)

(740) 927-8790

(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

As of October 31, 2003, 10,949,957 shares of the issuer’s common stock, without par value, were outstanding.

MPW INDUSTRIAL SERVICES GROUP, INC.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2003	June 30, 2003
	(unaudited)
ASSETS
Cash	$194	$2,726
Accounts receivable, net	11,461	17,201
Inventories	2,285	2,294
Deferred income taxes	1,576	1,461
Prepaid expenses	973	1,197
Other current assets	15	16

Total current assets	16,504	24,895

Property and equipment, net	34,355	35,120
Goodwill	6,044	6,044
Other intangibles, net	6,735	6,889
Other assets	113	122

Total assets	$63,751	$73,070

LIABILITIES
Accounts payable	$3,296	$8,218
Accrued compensation and related taxes	1,389	2,373
Current maturities of long-term debt	1,313	1,322
Other accrued liabilities	4,474	6,153

Total current liabilities	10,472	18,066

Long-term debt	18,570	18,892
Deferred income taxes	3,477	3,400
Other long-term liabilities	306	469

Total liabilities	32,825	40,827

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,949,957 and 10,939,957 shares issued and outstanding at September 30, 2003 and June 30, 2003, respectively	109	109
Additional paid-in capital	41,527	41,507
Accumulated deficit	(10,460)	(9,027)
Accumulated other comprehensive loss	(250)	(346)

Total shareholders’ equity	30,926	32,243

Total liabilities and shareholders’ equity	$63,751	$73,070

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Three Months Ended September 30,
	2003	2002
	(unaudited)
Revenues	$19,660	$24,024
Cost of services (including depreciation)	17,017	19,199

Gross profit	2,643	4,825
Selling, general and administrative expenses	4,874	4,634

Income (loss) from operations	(2,231)	191
Interest expense, net	283	501

Loss from continuing operations before income tax benefit and equity in loss of affiliate	(2,514)	(310)
Income tax benefit	(1,081)	(130)

Loss from continuing operations before equity in loss of affiliate	(1,433)	(180)
Equity in loss of affiliate	—	(35)

Loss from continuing operations	(1,433)	(215)
Income from discontinued operations, net of tax	—	12

Loss before cumulative effect of change in accounting principle	(1,433)	(203)
Cumulative effect of change in accounting principle	—	(2,845)

Net loss	$(1,433)	$(3,048)

Net loss per share, basic and diluted:
Loss from continuing operations	$(0.13)	$(0.02)
Income from discontinued operations, net of tax	—	—

Loss before cumulative effect of change in accounting principle	(0.13)	(0.02)
Cumulative effect of change in accounting principle	—	(0.26)

Net loss per share	$(0.13)	$(0.28)

Weighted average shares outstanding	10,944	10,940
Weighted average shares outstanding, assuming dilution	10,944	10,940

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended September 30,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,433)	$(3,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,160	2,239
Amortization	154	170
Equity in loss of affiliate	—	35
Loss on disposal of assets	8	1
Change in deferred income taxes	(103)	24
Cumulative effect of change in accounting principle	—	2,845
Changes in operating assets and liabilities:
Accounts receivable	5,740	(542)
Inventories	9	(174)
Prepaid expenses and other assets	234	499
Accounts payable	(4,924)	(619)
Other accrued liabilities	(2,663)	(940)

Net cash provided by (used in) operating activities	(818)	490

Cash flows from investing activities:
Purchases of property and equipment	(1,403)	(1,982)
Investment in affiliate	—	(365)
Proceeds from the disposal of property and equipment	—	7

Net cash used in investing activities	(1,403)	(2,340)

Cash flows from financing activities:
Proceeds from exercise of stock options	20	—
Proceeds from revolving credit facility	—	10,649
Payments on revolving credit facility	(300)	(8,685)
Issuance of notes payable	—	85
Payments on notes payable	(31)	(71)

Net cash provided by (used in) financing activities	(311)	1,978

Increase (decrease) in cash	(2,532)	128
Cash at beginning of year	2,726	164

Cash at end of period	$194	$292

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Description of Business MPW Industrial Services Group, Inc. and its subsidiaries (the “Company”) provide technically-based services, including industrial cleaning and facility maintenance, industrial container cleaning and industrial process water purification. Such services are primarily provided at customer facilities. The Company serves customers in numerous industries including automotive, manufacturing, steel, utility, pulp and paper and chemical primarily throughout the United States and Canada.

The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended September 30, 2003 and 2002, respectively, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 (“Annual Report”). The results of operations for the three months ended September 30, 2003 and 2002, respectively, are not necessarily indicative of the results for the full year.

Comprehensive Income (Loss) Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that an enterprise report the change in its equity during the period from non-owner sources as other comprehensive income (loss). The Company has evaluated the statement and determined that the only items in addition to net loss that would be included in comprehensive loss are the foreign currency translation adjustment and the mark-to-market adjustment on interest rate swaps. Comprehensive loss for the three months ended September 30, 2003 and 2002 was $(1.3) million and $(3.0) million, respectively.

Stock Options Effective January 1, 2003, the Company adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. As of September 30, 2003, the Company has two stock-based compensation plans, which are described in detail in the annual report on Form 10-K for the year ended June 30, 2003. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in the Company’s net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended September 30,
	2003	2002
Net loss:
As reported	$(1,433)	$(3,048)
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(16)	(30)

Pro forma net loss	$(1,449)	$(3,078)

Net loss per share, basic and diluted:
As reported	$(0.13)	$(0.28)

Pro forma	$(0.13)	$(0.28)

MPW INDUSTRIAL SERVICES GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(unaudited)

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Recently Adopted Accounting Standards Effective July 1, 2003, the Company adopted the provisions of SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 also amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. The adoption had no impact on the Company’s consolidated financial statements.

Effective July 1, 2003, the Company adopted the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption had no impact on the Company’s consolidated financial statements.

Reclassifications Certain amounts presented for the quarter ended September 30, 2002 have been reclassified to conform to the September 30, 2003 presentation.

Note 2. Goodwill and Other Intangibles

Effective July 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and recorded an impairment charge of $2.8 million, net of tax of $1.9 million, as a cumulative effect of change in accounting principle in connection with the transitional impairment test under SFAS No. 142. The Company used discounted cash flow and market comparison methodologies to determine the fair value of the Company’s reporting units. The impairment charge related to the Industrial Container Cleaning reporting unit and the medical and laboratory water purification reporting unit of the Industrial Water Process Purification segment (“WTW”) and primarily reflected a decline in operating results largely due to the economic downturn that has affected many of the customers that these reporting units serve.

Unless otherwise deemed necessary, the Company will perform its annual impairment test during the fourth quarter of each year. No further impairment charges have been necessary since the transitional impairment charge recorded upon the adoption of SFAS No. 142.

Other intangibles are summarized as follows (in thousands):

	As of September 30, 2003		As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships and lists	$8,295	$(2,273)	$8,295	$(2,171)
Patents	1,393	(720)	1,393	(685)
Non-compete agreements	485	(445)	485	(428)

	$10,173	$(3,438)	$10,173	$(3,284)

MPW INDUSTRIAL SERVICES GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(unaudited)

Amortization expense related to other intangibles was $0.2 million for the three months ended September 30, 2003 and 2002, respectively. Estimated amortization expense for the current and next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
For the year ended June 30, 2004	$605
For the year ended June 30, 2005	542
For the year ended June 30, 2006	534
For the year ended June 30, 2007	534
For the year ended June 30, 2008	534
For the year ended June 30, 2009	406

Note 3. Investment in Affiliate

During the fourth quarter of fiscal 2003, the Company recorded a $3.8 million other than temporary impairment charge to fully write-off the Company’s remaining investment in Pentagon Technologies Group, Inc. (“Pentagon”) due to continued declines in operating results as well as the slowdown and uncertainty in the semi-conductor industry. As a result of the full write-off of the Company’s investment in Pentagon at June 30, 2003, the Company has not continued to recognize its equity investment in the losses of Pentagon in fiscal 2004. At September 30, 2003 and June 30, 2003, the Company’s underlying equity in the net assets of Pentagon was $3.3 million and $3.8 million, respectively.

Summarized operating data of Pentagon for the three months ended September 30, 2002 is presented in the following table (in thousands):

Three Months Ended September 30, 2002
Revenues	$9,732

Income from operations	$74

Net loss	$(160)

Summarized balance sheet data of Pentagon at June 30, 2003 is presented in the following table (in thousands):

June 30, 2003
Current assets	$8,289
Noncurrent assets	33,056
Current liabilities	(7,181)
Noncurrent liabilities	(15,690)
Redeemable preferred stock	(3,624)

Equity	$14,850

MPW INDUSTRIAL SERVICES GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(unaudited)

Note 4. Earnings per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,
	2003	2002
Numerator for basic and diluted net loss per share:
Loss from continuing operations	$(1,433)	$(215)
Income from discontinued operations, net of tax	—	12

Loss before cumulative effect of change in accounting principle	(1,433)	(203)
Cumulative effect of change in accounting principle	—	(2,845)

Net loss	$(1,433)	$(3,048)

Denominator for basic net loss per share:
Weighted average common shares	10,944	10,940
Effect of dilutive securities:
Dilutive employee stock options	—	—

Denominator for diluted net loss per share-adjusted weighted average common shares and assumed conversions	10,944	10,940

Net loss per share, basic and diluted:
Loss from continuing operations	$(0.13)	$(0.02)
Income from discontinued operations, net of tax	—	—

Loss before cumulative effect of change in accounting principle	(0.13)	(0.02)
Cumulative effect of change in accounting principle	—	(0.26)

Net loss per share	$(0.13)	$(0.28)

Options to purchase 962,750 and 1,278,050 shares of common stock at a weighted average price of $5.30 and $5.77 per share, were outstanding during the first quarter of fiscal 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 447,500 and 473,000 shares of common stock at a weighted average price of $1.85 per share were outstanding during the first quarter of fiscal 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the quarters ended September 30, 2003 and 2002 and, therefore, the effect would be antidilutive.

Note 5. Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer under long-term lease agreements and other arrangements. Total expenses related to these leases and other arrangements were $0.5 million for the three months ended September 30, 2003 and 2002.

MPW INDUSTRIAL SERVICES GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(unaudited)

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges were approximately $6,000 and $5,000 for the three months ended September 30, 2003 and 2002, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense.

Note 6. Segment Reporting

Summarized financial information for the Company’s reportable segments is set forth below (in thousands). Corporate expenses are fully allocated to the segments. Corporate support services that are attributable to the operating segments are allocated based on each segment’s percentage of total revenues. General corporate expenses are allocated to each segment equally.

	Three Months Ended September 30,
	2003	2002
Revenue
Industrial Cleaning and Facility Maintenance	$15,169	$18,947
Industrial Container Cleaning	2,753	2,761
Industrial Water Process Purification	1,738	2,316

Total	$19,660	$24,024

Income (Loss) from Operations
Industrial Cleaning and Facility Maintenance	$(2,603)	$(141)
Industrial Container Cleaning	425	(23)
Industrial Water Process Purification	(53)	355

Total	$(2,231)	$191

	September 30, 2003	June 30, 2003
Total Assets
Industrial Cleaning and Facility Maintenance	$30,813	$36,093
Industrial Container Cleaning	13,438	13,739
Industrial Water Process Purification	10,769	11,017
Other (1)	8,731	12,221

Total	$63,751	$73,070

(1)	Other consists of assets related to corporate.

MPW INDUSTRIAL SERVICES GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(unaudited)

Note 7. Discontinued Operations

On June 30, 2003, the Company closed on the sale of the medical and laboratory water purification reporting unit of the Industrial Water Process Purification segment (“WTW”). Income from discontinued operations, net of tax, for the three months ended September 30, 2002 was approximately $12,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information, certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are forward-looking. These forward-looking statements are based on current expectations that are subject to a number of uncertainties and risks and actual results may differ materially. The uncertainties and risks include, but are not limited to, competitive and other market factors, customer purchasing behavior, general economic conditions and other facets of business operations as well as other risk factors identified in “Investment Considerations” in the Company’s Annual Report. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q. The following information should also be read in conjunction with the Audited Consolidated Financial Statements and related notes and MD&A for the year ended June 30, 2003 as contained in the Company’s Annual Report on Form 10-K.

Results of Operations

The following table sets forth revenue and income (loss) from operations by segment for the three months ended September 30, 2003 and 2002. Corporate expenses are fully allocated to the segments. Corporate support services that are attributable to the operating segments are allocated based on each segment’s percentage of total revenues. General corporate expenses are allocated to each segment equally.

	Three Months Ended September 30,
	2003		2002
	Actual	% of Revenue	Actual	% of Revenue
	(unaudited; in thousands)
Revenue
Industrial Cleaning and Facility Maintenance	$15,169	77.2%	$18,947	78.9%
Industrial Container Cleaning	2,753	14.0	2,761	11.5
Industrial Water Process Purification	1,738	8.8	2,316	9.6

Total revenue	19,660	100.0	24,024	100.0

Cost of services (including depreciation)	17,017	86.6	19,199	79.9

Gross profit	2,643	13.4	4,825	20.1

Selling, general and administrative expenses	4,874	24.7	4,634	19.3

Income (loss) from operations
Industrial Cleaning and Facility Maintenance	(2,603)	(17.2)	(141)	(0.7)
Industrial Container Cleaning	425	15.4	(23)	(0.8)
Industrial Water Process Purification	(53)	(3.0)	355	15.3

Total income (loss) from operations	$(2,231)	(11.3)%	$191	0.8%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Basis of Presentation. Certain amounts presented for the quarter ended September 30, 2002 have been reclassified to conform to the September 30, 2003 presentation.

Revenues. Revenues decreased 18.2% to $19.7 million in the first quarter of fiscal 2004 from $24.0 million in the prior year period. The decrease in the Industrial Cleaning and Facility Maintenance segment was primarily the result of the loss of several customers due to a combination of factors, including aggressive pricing by competitors, and decreased project work at existing customers. The decrease in the Industrial Water Process Purification segment was primarily the result of fewer industrial water purification trailers supplied to customers on an emergency basis as a result of mild weather conditions.

Cost of Services. Total cost of services was $17.0 million for the three months ended September 30, 2003 compared to $19.2 million for the three months ended September 30, 2002. Cost of services as a percentage of revenue increased to 86.6% in the first quarter of fiscal 2004 from 79.9% in the prior year period. This increase was primarily driven by high fixed labor costs and adverse developments in several workers compensation insurance claims.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of revenue increased to 24.7% in the first quarter of fiscal 2004 from 19.3% in the prior year period. Selling, general and administrative expenses were $4.9 million for the three months ended September 30, 2003 compared to $4.6 million for the three months ended September 30, 2002. While selling, general and administrative expenses increased due to additional bad debt expense of $1.1 million related to a bankruptcy filing by a customer of the Industrial Cleaning and Facility Maintenance segment, the increased expense was offset by decreased incentive compensation expense, repair and maintenance costs, professional service fees and a sales tax refund.

Income (Loss) from Operations. Income (loss) from operations was $(2.2) million for the three months ended September 30, 2003 compared to $0.2 million for the three months ended September 30, 2002. As a percentage of revenue, income (loss) from operations decreased to (11.3)% in the first quarter of fiscal 2004 from 0.8% in the prior year period primarily related to the factors discussed above.

Interest Expense. Interest expense decreased to $0.3 million in the first quarter of fiscal 2004 from $0.5 million in the prior year period. The decrease was primarily due to lower average outstanding borrowings and lower interest rates.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2003 and 2002 reflects an effective rate of 43% and 42%, respectively.

Discontinued Operations. On June 30, 2003, the Company closed on the sale of the medical and laboratory water purification reporting unit of the Industrial Water Process Purification segment (“WTW”). Income from discontinued operations, net of tax, for the three months ended September 30, 2002 was approximately $12,000.

Cumulative Effect of Change in Accounting Principle. Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and recorded an impairment charge of $2.8 million, net of tax of $1.9 million, as a cumulative effect of change in accounting principle in connection with the transitional impairment test under SFAS No. 142.

Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer under long-term lease agreements and other arrangements. Total expenses related to these leases and other arrangements were $0.5 million for the three months ended September 30, 2003 and 2002.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges were approximately $6,000 and $5,000 for the three months ended September 30, 2003 and 2002, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repair and maintenance or labor expense.

Liquidity and Capital Resources

As of September 30, 2003, the Company had cash of $0.2 million and working capital of $6.0 million. Cash used for operating activities was $0.8 million for the three months ended September 30, 2003 and cash used for investing activities was $1.4 million.

In June 2002, the Company entered into a new credit agreement with its principal banks (the “Credit Facility”). The Credit Facility provides the Company with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. As of September 30, 2003, including outstanding borrowings, there was $38.6 million available under the Credit Facility. The Credit Facility is subject to two one-year extensions by the banks at the request of the Company.

The Credit Facility is secured by substantially all of the Company’s assets. Under the terms of the Credit Facility, the entire $38.6 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus the applicable margin rate of 2.00%. The Company also pays a commitment fee of 0.40% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility also contains covenants that prohibit the payment of cash dividends. As of September 30, 2003, outstanding borrowings under the Credit Facility were $19.7 million.

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

Critical Accounting Policies

In December 2001, the SEC issued Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FR 60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company’s critical accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Annual Report on Form 10-K for the year ended June 30, 2003. In addition, a summary of all of the Company’s significant accounting policies, including critical accounting policies, is included in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2003. No changes were made to the Company’s critical accounting policies during the three months ended September 30, 2003 except as indicated in the following section.

Recently Adopted Accounting Standards

Effective July 1, 2003, the Company adopted the provisions of SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 also amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. The adoption had no impact on the Company’s consolidated financial statements.

Effective July 1, 2003, the Company adopted the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption had no impact on the Company’s consolidated financial statements.

Inflation

The effects of inflation on the Company’s operations were not significant during the periods presented in the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company’s primary market risk exposure relates to interest rate risk. At September 30, 2003, the balance on the Credit Facility was $19.7 million, which is subject to a variable rate of interest based on the Eurodollar rate. The Company has hedged its exposure to changes in interest rates by fixing its rate of interest on $20.0 million of its variable rate credit facility through two interest rate swap agreements. Assuming borrowings at September 30, 2003, any change in interest rates would not impact net interest expense.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this quarterly report on Form 10-Q, have concluded that as of that date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the end of the period covered by this quarterly report on Form 10-Q.

PART II. — OTHER INFORMATION

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

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Report on Form 8-K filed on July 3, 2003 related to Robert Valentine joining the Company as Vice President, Chief Financial Officer, Secretary and Treasurer.

Report on Form 8-K furnished on October 3, 2003 reporting a press release announcing the Company’s results for fiscal 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2003.

MPW INDUSTRIAL SERVICES GROUP, INC., an Ohio corporation

Dated:	November 14, 2003	By: /s/ Robert Valentine
Robert Valentine Vice President, Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002