Form 10-Q
period 2003-12-31
MPW INDUSTRIAL SERVICES GROUP INC
filed 2004-02-13
CIK 1047098

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
ACT OF 1934

For the quarterly period ended December 31, 2003

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

As of January 31, 2004, 10,708,707 shares of the issuer’s common stock, without par value, were outstanding.

MPW INDUSTRIAL SERVICES GROUP, INC.

PART I.—FINANCIAL INFORMATION

Item 1.	Financial Statements

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2003	June 30, 2003
	(unaudited)
ASSETS
Cash	$691	$2,726
Accounts receivable, net	13,566	17,201
Inventories	2,346	2,294
Deferred income taxes	1,560	1,461
Prepaid expenses	839	1,197
Other current assets	17	16

Total current assets	19,019	24,895

Property and equipment, net	33,071	35,120
Goodwill	6,044	6,044
Other intangibles, net	6,581	6,889
Other assets	104	122

Total assets	$64,819	$73,070

LIABILITIES
Accounts payable	$5,149	$8,218
Accrued compensation and related taxes	1,645	2,373
Current maturities of long-term debt	1,298	1,322
Other accrued liabilities	4,228	6,153

Total current liabilities	12,320	18,066

Long-term debt	18,254	18,892
Deferred income taxes	3,603	3,400
Other long-term liabilities	158	469

Total liabilities	34,335	40,827

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,958,707 and 10,939,957 shares issued and outstanding at December 31, 2003 and June 30, 2003, respectively	109	109
Additional paid-in capital	41,544	41,507
Accumulated deficit	(11,030)	(9,027)
Accumulated other comprehensive loss	(139)	(346)

Total shareholders’ equity	30,484	32,243

Total liabilities and shareholders’ equity	$64,819	$73,070

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues	$22,315	$23,982	$41,975	$48,006
Cost of services (including depreciation)	18,090	18,735	35,107	37,934

Gross profit	4,225	5,247	6,868	10,072
Selling, general and administrative expenses	4,254	4,065	9,128	8,699

Income (loss) from operations	(29)	1,182	(2,260)	1,373
Interest expense, net	278	512	561	1,013

Income (loss) from continuing operations before income taxes (benefit) and equity in loss of affiliate	(307)	670	(2,821)	360
Provision (benefit) for income taxes	263	281	(818)	151

Income (loss) from continuing operations before equity in loss of affiliate	(570)	389	(2,003)	209
Equity in loss of affiliate	—	(149)	—	(184)

Income (loss) from continuing operations	(570)	240	(2,003)	25
Income from discontinued operations, net of tax	—	31	—	43

Income (loss) before cumulative effect of change in accounting principle	(570)	271	(2,003)	68
Cumulative effect of change in accounting principle	—	—	—	(2,845)

Net income (loss)	$(570)	$271	$(2,003)	$(2,777)

Net income (loss) per share, basic and diluted:
Income (loss) from continuing operations	$(0.05)	$0.02	$(0.18)	$—
Income from discontinued operations, net of tax	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(0.05)	0.02	(0.18)	—
Cumulative effect of change in accounting principle	—	—	—	(0.26)

Net income (loss) per share	$(0.05)	$0.02	$(0.18)	$(0.26)

Weighted average shares outstanding	10,951	10,940	10,947	10,940
Weighted average shares outstanding, assuming dilution	10,951	10,958	10,947	10,976

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended December 31,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,003)	$(2,777)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,221	4,482
Amortization	308	340
Equity in loss of affiliate	—	184
Loss on disposal of assets	44	46
Change in deferred income taxes	(20)	225
Cumulative effect of change in accounting principle	—	2,845
Changes in operating assets and liabilities:
Accounts receivable	3,635	(2,909)
Inventories	(52)	(335)
Prepaid expenses and other assets	375	374
Accounts payable	(3,049)	478
Other accrued liabilities	(2,562)	(1,186)

Net cash provided by operating activities	897	1,767

Cash flows from investing activities:
Purchases of property and equipment	(2,336)	(4,092)
Investment in affiliate	—	(365)
Proceeds from the disposal of property and equipment	29	15

Net cash used in investing activities	(2,307)	(4,442)

Cash flows from financing activities:
Proceeds from exercise of stock options	37	—
Proceeds from revolving credit facility	3,850	17,349
Payments on revolving credit facility	(4,450)	(14,497)
Issuance of notes payable	—	85
Payments on notes payable	(62)	(146)

Net cash provided by (used in) financing activities	(625)	2,791

Increase (decrease) in cash	(2,035)	116
Cash at beginning of year	2,726	164

Cash at end of period	$691	$280

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended December 31, 2003 and 2002, respectively, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 (“Annual Report”). The results of operations for the three and six months ended December 31, 2003 and 2002, respectively, are not necessarily indicative of the results for the full year.

Comprehensive Income (Loss) Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that an enterprise report the change in its equity during the period from non-owner sources as other comprehensive income (loss). The Company has evaluated the statement and determined that the only items in addition to net income (loss) that would be included in comprehensive income (loss) are the foreign currency translation adjustment and the mark-to-market adjustment on interest rate swaps. Comprehensive income (loss) for the three months ended December 31, 2003 and 2002 was $(0.5) million and $0.3 million, respectively. Comprehensive loss for the six months ended December 31, 2003 and 2002 was $(1.8) million and $(2.7) million, respectively.

Stock Options Effective January 1, 2003, the Company adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. As of December 31, 2003, the Company has two stock-based compensation plans, which are described in detail in the annual report on Form 10-K for the year ended June 30, 2003. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in the Company’s net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income (loss):
As reported	$(570)	$271	$(2,003)	$(2,777)
Less: Stock-based compensation determined under fair value based method for all awards, net of related tax effects	(13)	(34)	(39)	(75)

Pro forma net income (loss)	$(583)	$237	$(2,042)	$(2,852)

Net income (loss) per share, basic and diluted:
As reported	$(0.05)	$0.02	$(0.18)	$(0.26)

Pro forma	$(0.05)	$0.02	$(0.19)	$(0.26)

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(unaudited)

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Reclassifications Certain amounts presented for the three and six months ended December 31, 2002 have been reclassified to conform to the December 31, 2003 presentation.

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

Other intangibles are summarized as follows (in thousands):

	As of December 31, 2003		As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships and lists	$8,295	$(2,376)	$8,295	$(2,171)
Patents	1,393	(754)	1,393	(685)
Non-compete agreements	485	(462)	485	(428)

	$10,173	$(3,592)	$10,173	$(3,284)

Amortization expense related to other intangibles was $0.2 million for the three months ended December 31, 2003 and $0.3 million for the six months ended December 31, 2003. Estimated amortization expense for the current and next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
For the year ended June 30, 2004	$605
For the year ended June 30, 2005	542
For the year ended June 30, 2006	534
For the year ended June 30, 2007	534
For the year ended June 30, 2008	534
For the year ended June 30, 2009	406

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(unaudited)

Note 3. Investment in Affiliate

During the fourth quarter of fiscal 2003, the Company recorded a $3.8 million other than temporary impairment charge to fully write off the Company’s remaining investment in Pentagon Technologies Group, Inc. (“Pentagon”) due to continued declines in operating results as well as the slowdown and uncertainty in the semi-conductor industry. As a result of the full write-off of the Company’s investment in Pentagon at June 30, 2003, the Company has not continued to recognize its equity investment in the losses of Pentagon in fiscal 2004. At December 31, 2003 and June 30, 2003, the Company’s underlying equity in the net assets of Pentagon was $3.1 million and $3.8 million, respectively.

Summarized operating data of Pentagon for the three and six months ended December 31, 2002 is presented in the following table (in thousands):

	Three Months Ended December 31, 2002	Six Months Ended December 31, 2002
Revenues	$8,053	$17,785

Loss from operations	$(916)	$(842)

Net loss	$(868)	$(1,028)

Summarized balance sheet data of Pentagon at June 30, 2003 is presented in the following table (in thousands):

June 30, 2003
Current assets	$8,289
Noncurrent assets	33,056
Current liabilities	(7,181)
Noncurrent liabilities	(15,690)
Redeemable preferred stock	(3,624)

Equity	$14,850

Note 4. Income Taxes

The income tax expense for the three months ended December 31, 2003 reflects a reduction in the effective annual income tax rate from 43% to 29% due to changes in expected income levels. The change in the tax rate increased the net loss for the three months ended December 31, 2003 by approximately $0.4 million, or $0.03 per share. The lower effective tax rate is due to the relative effect of permanent items resulting from a change in estimated fiscal 2004 annual pretax earnings from pretax income to a pretax loss.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(unaudited)

Note 5. Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Numerator for basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$(570)	$240	$(2,003)	$25
Income from discontinued operations, net of tax	—	31	—	43

Income (loss) before cumulative effect of change in accounting principle	(570)	271	(2,003)	68
Cumulative effect of change in accounting principle	—	—	—	(2,845)

Net income (loss)	$(570)	$271	$(2,003)	$(2,777)

Denominator for basic net income (loss) per share:
Weighted average common shares	10,951	10,940	10,947	10,940
Effect of dilutive securities:
Dilutive employee stock options	—	18	—	36

Denominator for diluted net income (loss) per share—adjusted weighted average common shares and assumed conversions	10,951	10,958	10,947	10,976

Net income (loss) per share, basic and diluted:
Income (loss) from continuing operations	$(0.05)	$0.02	$(0.18)	$—
Income from discontinued operations, net of tax	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(0.05)	0.02	(0.18)	—
Cumulative effect of change in accounting principle	—	—	—	(0.26)

Net income (loss) per share	$(0.05)	$0.02	$(0.18)	$(0.26)

Options to purchase 444,650 and 1,279,550 shares of common stock at a weighted average price of $8.98 and $5.72 per share, were outstanding during the three months ended December 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 945,000 shares of common stock at a weighted average price of $2.02 per share were outstanding during the three months ended December 31, 2003, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the three months ended December 31, 2003 and, therefore, the effect would be antidilutive.

Options to purchase 466,650 and 1,278,800 shares of common stock at a weighted average price of $8.67 and $5.75 per share, were outstanding during the six months ended December 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 923,000 shares of common stock at a weighted average price of $2.01 per share were outstanding during the six months ended December 31, 2003, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the six months ended December 31, 2003 and, therefore, the effect would be antidilutive.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(unaudited)

Note 6. Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $0.6 million for the three months ended December 31, 2003 and 2002 and $1.1 million for the six months ended December 31, 2003 and 2002.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges were approximately $21,000 and $1,000 for the three months ended December 31, 2003 and 2002, respectively, and $27,000 and $6,000 for the six months ended December 31, 2003 and 2002, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense.

Note 7. Segment Reporting

Summarized financial information for the Company’s reportable segments is set forth below (in thousands). Expenses associated with the Company’s corporate headquarters are fully allocated to the segments. Corporate staff support services that are attributable to the operating segments are allocated based on each segment’s percentage of total revenues. General corporate expenses are allocated to each segment equally.

Commencing in the second quarter of fiscal 2004, the Company changed its internal reporting structure to better align the operations with customer needs. As a result of this change, the Chemical Cleaning business unit, previously reported under the Industrial Cleaning and Facility Maintenance segment, is now reported under the Industrial Water Process Purification segment. The amounts presented for prior periods have been restated to reflect this change in segments.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenue
Industrial Cleaning and Facility Maintenance	$17,103	$18,633	$31,503	$37,214
Industrial Container Cleaning	2,813	2,749	5,566	5,510
Industrial Water Process Purification	2,399	2,600	4,906	5,282

Total	$22,315	$23,982	$41,975	$48,006

Income (Loss) from Operations
Industrial Cleaning and Facility Maintenance	$(264)	$823	$(2,948)	$680
Industrial Container Cleaning	430	50	855	27
Industrial Water Process Purification	(195)	309	(167)	666

Total	$(29)	$1,182	$(2,260)	$1,373

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(unaudited)

	December 31, 2003	June 30, 2003
Total Assets
Industrial Cleaning and Facility Maintenance	$33,211	$37,711
Industrial Container Cleaning	13,014	13,739
Industrial Water Process Purification	11,075	11,577
Other (1)	7,519	10,043

Total	$64,819	$73,070

(1)	Other consists of assets related to corporate.

Note 8. Discontinued Operations

On June 30, 2003, the Company closed on the sale of the medical and laboratory water purification reporting unit of the Industrial Water Process Purification segment (“WTW”). Income from discontinued operations, net of tax, for the three and six months ended December 31, 2002 was approximately $31,000 and $43,000, respectively.

Note 9. Subsequent Event

Subsequent to December 31, 2003, an accident involving an employee of the Company occurred on a job site. While the potential liability cannot currently be estimated, it is reasonably possible that the accident could have a material impact on the Company’s operating results for the third quarter of fiscal 2004.

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

Results of Operations

The following table sets forth revenue and income (loss) from operations by segment for the three and six months ended December 31, 2003 and 2002. Expenses associated with the Company’s corporate headquarters are fully allocated to the segments. Corporate staff support services that are attributable to the operating segments are allocated based on each segment’s percentage of total revenues. General corporate expenses are allocated to each segment equally.

Commencing in the second quarter of fiscal 2004, the Company changed its internal reporting structure to better align the operations with customer needs. As a result of this change, the Chemical Cleaning business unit, previously reported under the Industrial Cleaning and Facility Maintenance segment, is now reported under the Industrial Water Process Purification segment. The amounts presented for prior periods have been restated to reflect this change in segments.

	Three Months Ended December 31,				Six Months Ended December 31,
	2003		2002		2003		2002
	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue
	(unaudited; in thousands)
Revenue
Industrial Cleaning and Facility Maintenance	$17,103	76.6%	$18,633	77.7%	$31,503	75.0%	$37,214	77.5%
Industrial Container Cleaning	2,813	12.6	2,749	11.5	5,566	13.3	5,510	11.5
Industrial Water Process Purification	2,399	10.8	2,600	10.8	4,906	11.7	5,282	11.0

Total revenue	22,315	100.0	23,982	100.0	41,975	100.0	48,006	100.0

Cost of services (including depreciation)	18,090	81.1	18,735	78.1	35,107	83.6	37,934	79.0

Gross profit	4,225	18.9	5,247	21.9	6,868	16.4	10,072	21.0

Selling, general and administrative expenses	4,254	19.0	4,065	17.0	9,128	21.8	8,699	18.1

Income (loss) from operations
Industrial Cleaning and Facility Maintenance	(264)	(1.5)	823	4.4	(2,948)	(9.4)	680	1.8
Industrial Container Cleaning	430	15.3	50	1.8	855	15.4	27	0.5
Industrial Water Process Purification	(195)	(8.1)	309	11.9	(167)	(3.4)	666	12.6

Total income (loss) from operations	$(29)	(0.1)%	$1,182	4.9%	$(2,260)	(5.4)%	$1,373	2.9%

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Basis of Presentation. Certain amounts presented for the three months ended December 31, 2002 have been reclassified to conform to the December 31, 2003 presentation.

Revenues. Revenues decreased 7.0% to $22.3 million in the second quarter of fiscal 2004 from $24.0 million in the prior year period. The decrease in the Industrial Cleaning and Facility Maintenance (“Industrial Cleaning”) segment was primarily the result of the loss of several customers due to a combination of factors, including aggressive pricing by competitors, and a decrease in demand for project work at existing customers. The decrease in the Industrial Water Process Purification (“Industrial Water”) segment was primarily the result of fewer industrial water purification trailers supplied to customers on an emergency basis as a result of mild weather conditions.

Cost of Services. Total cost of services was $18.1 million for the three months ended December 31, 2003 compared to $18.7 million for the three months ended December 31, 2002. Cost of services as a percentage of revenue increased to 81.1% in the second quarter of fiscal 2004 from 78.1% in the prior year period. This increase was primarily driven by high fixed labor costs, increased workers compensation, insurance and supply costs primarily in the Industrial Cleaning and Industrial Water segments, slightly offset by decreased use of subcontractors primarily in the Industrial Cleaning segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of revenue increased to 19.0% in the second quarter of fiscal 2004 from 17.0% in the prior year period. Selling, general and administrative expenses were $4.3 million and $4.1 million for the three months ended December 31, 2003 and 2002, respectively. The increase was primarily due to increased selling expenses as a result of an increased focus on business development in the Industrial Cleaning segment and increased legal costs, slightly offset by a reduction in administrative personnel costs.

Income (Loss) from Operations. Loss from operations was $(29) thousand for the three months ended December 31, 2003 compared to income from operations of $1.2 million for the three months ended December 31, 2002. As a percentage of revenue, income (loss) from operations decreased to (0.1)% in the second quarter of fiscal 2004 from 4.9% in the prior year period primarily related to the factors discussed above.

Interest Expense. Interest expense decreased to $0.3 million in the second quarter of fiscal 2004 from $0.5 million in the prior year period. The decrease was primarily due to lower average outstanding borrowings and lower interest rates.

Provision for Income Taxes. The income tax expense for the three months ended December 31, 2003 reflects a reduction in the effective annual income tax rate from 43% to 29% due to changes in expected income levels. The change in the tax rate increased the net loss for the three months ended December 31, 2003 by approximately $0.4 million, or $0.03 per share. The lower effective tax rate is due to the relative effect of permanent items resulting from a change in estimated fiscal 2004 annual pretax earnings from pretax income to a pretax loss. The provision for income taxes for the three months ended December 31, 2002 reflects an effective rate of 42%.

Discontinued Operations. On June 30, 2003, the Company closed on the sale of the medical and laboratory water purification reporting unit of the Industrial Water segment (“WTW”). Income from discontinued operations, net of tax, for the three months ended December 31, 2002 was approximately $31,000.

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

Basis of Presentation. Certain amounts presented for the six months ended December 31, 2002 have been reclassified to conform to the December 31, 2003 presentation.

Revenues. Revenues decreased 12.6% to $42.0 million in the first six months of fiscal 2004 from $48.0 million in the prior year period. The decrease was primarily related to the factors discussed above.

Cost of Services. Total cost of services was $35.1 million for the six months ended December 31, 2003 compared to $37.9 million for the six months ended December 31, 2002. Cost of services as a percentage of revenue increased to 83.6% in the first six months of fiscal 2004 from 79.0% in the prior year period. The increase was primarily related to the factors discussed above.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses were $9.1 million and $8.7 million for the six months ended December 31, 2003 and 2002, respectively. The increase was primarily due to additional bad debt expense of $1.1 million related to a bankruptcy filing by a customer of the Industrial Cleaning segment and increased selling expenses as a result of an increased focus on business development in the Industrial Cleaning and Industrial Water segments, slightly offset by a reduction in administrative personnel costs, decreased incentive compensation expense and decreases in various other costs due to an increased focus on cost control.

Income from Operations. Loss from operations was $(2.3) million for the six months ended December 31, 2003 compared to income from operations of $1.4 million for the six months ended December 31, 2002. As a percentage of revenue, income (loss) from operations decreased to (5.4)% in the first six months of fiscal 2004 from 2.9% in the prior year period primarily related to the factors discussed above.

Interest Expense. Interest expense decreased to $0.6 million in the first six months of fiscal 2004 from $1.0 million in the prior year period. The decrease was primarily related to the factors discussed above.

Provision for Income Taxes. The income tax benefit for the six months ended December 31, 2003 reflects an effective annual income tax rate of 29%. The provision for income taxes for the six months ended December 31, 2002 reflects an effective rate of 42%. The lower effective annual income tax rate in fiscal 2004 reflects the relative effect of permanent items to an estimated annual pretax loss in fiscal 2004 versus pretax income in fiscal 2003.

Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $0.6 million for the three months ended December 31, 2003 and 2002 and $1.1 million for the six months ended December 31, 2003 and 2002.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges were approximately $21,000 and $1,000 for the three months ended December 31, 2003 and 2002, respectively, and $27,000 and $6,000 for the six months ended December 31, 2003 and 2002, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repair and maintenance or labor expense.

Subsequent Event

Subsequent to December 31, 2003, an accident involving an employee of the Company occurred on a job site. While the potential liability cannot currently be estimated, it is reasonably possible that the accident could have a material impact on the Company’s operating results for the third quarter of fiscal 2004.

Liquidity and Capital Resources

As of December 31, 2003, the Company had cash of $0.7 million and working capital of $6.7 million. Cash provided by operating activities was $0.9 million for the six months ended December 31, 2003 and cash used for investing activities was $2.3 million.

In June 2002, the Company entered into a new credit agreement with its principal banks (the “Credit Facility”). The Credit Facility provides the Company with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. As of December 31, 2003, including outstanding borrowings, there was $38.3 million available under the Credit Facility. The Credit Facility is subject to two one-year extensions by the banks at the request of the Company.

The Credit Facility is secured by substantially all of the Company’s assets. Under the terms of the Credit Facility, the entire $38.3 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus the applicable margin rate of 2.00%. The Company also pays a commitment fee of 0.40% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility also contains covenants that prohibit the payment of cash dividends. As of December 31, 2003, outstanding borrowings under the Credit Facility were $19.4 million.

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

Critical Accounting Policies

In December 2001, the SEC issued Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FR 60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company’s critical accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Annual Report on Form 10-K for the year ended June 30, 2003. In addition, a summary of all of the Company’s significant accounting policies, including critical accounting policies, is included in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2003. No changes were made to the Company’s critical accounting policies during the three months ended December 31, 2003.

Inflation

The effects of inflation on the Company’s operations were not significant during the periods presented in the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company’s primary market risk exposure relates to interest rate risk. At December 31, 2003, the balance on the Credit Facility was $19.4 million, which is subject to a variable rate of interest based on the Eurodollar rate. The Company has hedged its exposure to changes in interest rates by fixing its rate of interest on $20.0 million of its variable rate credit facility through two interest rate swap agreements. Assuming outstanding borrowings at December 31, 2003, any change in interest rates would not impact net interest expense.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q, have concluded that as of that date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

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

PART II.—OTHER INFORMATION

Item 1.	Legal Proceedings

Various legal actions arising in the ordinary course of business are pending against the Company. None of the litigation pending against the Company, individually or collectively, is expected to have a material adverse effect on the Company.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None requiring disclosure.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of the shareholders on December 3, 2003.

(b)	Each of the following nominees for election to the Board of Directors of the Company were elected by the shareholders who were present or represented by proxy: Monte R. Black, Alfred Friedman, Pete A. Klisares, Timothy A. Walsh and Luke Feck.

(c)	Of the 10,659,250 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which the authority to vote in the election was withheld, were as follows with respect to each director nominee:

Name	Votes for Election of Director	Authority to Vote Withheld
Monte R. Black	9,878,661	780,589
Alfred Friedman	9,888,761	770,489
Pete A. Klisares	9,915,983	743,267
Timothy A. Walsh	9,907,682	751,568
Luke Feck	9,916,383	742,867

(d)	Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(e)	Exhibits.

3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Report on Form 8-K furnished on October 3, 2003 reporting a press release announcing the Company’s results for fiscal 2003.

Report on Form 8-K furnished on November 14, 2003 reporting a press release announcing the Company’s results for the first quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPW INDUSTRIAL SERVICES GROUP, INC., an Ohio corporation

Dated: February 13, 2004	By:	/s/ Robert Valentine

Robert Valentine Vice President, Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002