Form 10-Q
period 2004-03-31
MPW INDUSTRIAL SERVICES GROUP INC
filed 2004-05-14
CIK 1047098

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, 10,708,707 shares of the issuer’s common stock, without par value, were outstanding.

MPW INDUSTRIAL SERVICES GROUP, INC.

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2004	June 30, 2003
	(unaudited)
ASSETS
Cash	$358	$2,726
Accounts receivable, net	15,253	17,201
Inventories	2,296	2,294
Deferred income taxes	1,512	1,461
Prepaid expenses	798	1,197
Other current assets	2	16

Total current assets	20,219	24,895

Property and equipment, net	31,382	35,120
Goodwill	6,044	6,044
Other intangibles, net	6,427	6,889
Other assets	96	122

Total assets	$64,168	$73,070

LIABILITIES
Accounts payable	$3,383	$8,218
Accrued compensation and related taxes	2,152	2,373
Current maturities of long-term debt	1,281	1,322
Other accrued liabilities	4,265	6,153

Total current liabilities	11,081	18,066

Long-term debt	18,912	18,892
Deferred income taxes	3,643	3,400
Other long-term liabilities	321	469

Total liabilities	33,957	40,827

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,708,707 and 10,939,957 shares issued and outstanding at March 31, 2004 and June 30, 2003, respectively	107	109
Additional paid-in capital	40,921	41,507
Accumulated deficit	(10,575)	(9,027)
Accumulated other comprehensive loss	(242)	(346)

Total shareholders’ equity	30,211	32,243

Total liabilities and shareholders’ equity	$64,168	$73,070

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues	$22,833	$24,144	$64,808	$72,150
Cost of services (including depreciation)	18,171	18,127	53,278	56,061

Gross profit	4,662	6,017	11,530	16,089
Selling, general and administrative expenses	3,724	4,052	12,852	12,751

Income (loss) from operations	938	1,965	(1,322)	3,338
Interest expense, net	296	457	857	1,470

Income (loss) from continuing operations before income taxes (benefit) and equity in loss of affiliate	642	1,508	(2,179)	1,868
Provision (benefit) for income taxes	187	634	(631)	785

Income (loss) from continuing operations before equity in loss of affiliate	455	874	(1,548)	1,083
Equity in loss of affiliate	—	(315)	—	(499)

Income (loss) from continuing operations	455	559	(1,548)	584
Income from discontinued operations, net of tax	—	41	—	84

Income (loss) before cumulative effect of change in accounting principle	455	600	(1,548)	668
Cumulative effect of change in accounting principle	—	—	—	(2,845)

Net income (loss)	$455	$600	$(1,548)	$(2,177)

Net income (loss) per share, basic and diluted:
Income (loss) from continuing operations	$0.04	$0.05	$(0.14)	$0.05
Income from discontinued operations, net of tax	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	0.04	0.05	(0.14)	0.05
Cumulative effect of change in accounting principle	—	—	—	(0.26)

Net income (loss) per share	$0.04	$0.05	$(0.14)	$(0.21)

Weighted average shares outstanding	10,747	10,940	10,881	10,940
Weighted average shares outstanding, assuming dilution	10,857	10,941	10,881	10,965

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,548)	$(2,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,201	6,802
Amortization	462	510
Equity in loss of affiliate	—	499
Loss on disposal of assets	51	46
Change in deferred income taxes	132	132
Cumulative effect of change in accounting principle	—	2,845
Changes in operating assets and liabilities:
Accounts receivable	1,948	(758)
Inventories	(2)	(282)
Prepaid expenses and other assets	439	988
Accounts payable	(4,819)	(501)
Other accrued liabilities	(2,018)	24

Net cash provided by operating activities	846	8,128

Cash flows from investing activities:
Purchases of property and equipment	(2,838)	(5,074)
Investment in affiliate	—	(365)
Proceeds from the disposal of property and equipment	233	15

Net cash used in investing activities	(2,605)	(5,424)

Cash flows from financing activities:
Proceeds from exercise of stock options	37	—
Repurchase of common stock	(625)	—
Proceeds from revolving credit facility	11,200	24,549
Payments on revolving credit facility	(11,130)	(27,082)
Issuance of notes payable	—	128
Payments on notes payable	(91)	(177)

Net cash used in financing activities	(609)	(2,582)

Increase (decrease) in cash	(2,368)	122
Cash at beginning of year	2,726	164

Cash at end of period	$358	$286

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

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

The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended March 31, 2004 and 2003, respectively, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 (“Annual Report”). The results of operations for the three and nine months ended March 31, 2004 and 2003, respectively, are not necessarily indicative of the results for the full year.

Comprehensive Income (Loss) Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that an enterprise report the change in its equity during the period from non-owner sources as other comprehensive income (loss). The Company has evaluated the statement and determined that the only items in addition to net income (loss) that would be included in comprehensive income (loss) are the foreign currency translation adjustment and the mark-to-market adjustment on interest rate swaps. Comprehensive income for the three months ended March 31, 2004 and 2003 was $0.4 million and $0.6 million, respectively. Comprehensive loss for the nine months ended March 31, 2004 and 2003 was $(1.4) million and $(2.1) million, respectively.

Stock Options Effective January 1, 2003, the Company adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. As of March 31, 2004, the Company has two stock-based compensation plans, which are described in detail in the annual report on Form 10-K for the year ended June 30, 2003. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in the Company’s net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income (loss):
As reported	$455	$600	$(1,548)	$(2,177)
Less: Stock-based compensation determined under fair value based method for all awards, net of related tax effects	(17)	(31)	(56)	(106)

Pro forma net income (loss)	$438	$569	$(1,604)	$(2,283)

Net income (loss) per share, basic and diluted:
As reported	$(0.04)	$0.05	$(0.14)	$(0.21)

Pro forma	$(0.04)	$0.05	$(0.15)	$(0.21)

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(unaudited)

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Reclassifications Certain amounts presented for the three and nine months ended March 31, 2003 have been reclassified to conform to the March 31, 2004 presentation.

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

Other intangibles are summarized as follows (in thousands):

	As of March 31, 2004		As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships and lists	$8,295	$(2,478)	$8,295	$(2,171)
Patents	1,393	(789)	1,393	(685)
Non-compete agreements	485	(479)	485	(428)

	$10,173	$(3,746)	$10,173	$(3,284)

Amortization expense related to other intangibles was $0.2 million for the three months ended March 31, 2004 and $0.5 million for the nine months ended March 31, 2004. Estimated amortization expense for the current and next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
For the year ended June 30, 2004	$605
For the year ended June 30, 2005	542
For the year ended June 30, 2006	534
For the year ended June 30, 2007	534
For the year ended June 30, 2008	534
For the year ended June 30, 2009	406

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(unaudited)

Note 3. Investment in Affiliate

During the fourth quarter of fiscal 2003, the Company recorded a $3.8 million other than temporary impairment charge to fully write off the Company’s remaining investment in Pentagon Technologies Group, Inc. (“Pentagon”) due to continued declines in operating results as well as the slowdown and uncertainty in the semi-conductor industry. As a result of the full write-off of the Company’s investment in Pentagon at June 30, 2003, the Company has not continued to recognize its equity investment in the losses of Pentagon in fiscal 2004. At March 31, 2004 and June 30, 2003, the Company’s underlying equity in the net assets of Pentagon was $3.0 million and $3.8 million, respectively.

Summarized operating data of Pentagon for the three and nine months ended March 31, 2003 is presented in the following table (in thousands):

	Three Months Ended March 31, 2003	Nine Months Ended March 31, 2003
Revenues	$8,105	$25,935

Income (loss) from operations	$98	$(1,145)

Net loss	$(180)	$(2,475)

Summarized balance sheet data of Pentagon at June 30, 2003 is presented in the following table (in thousands):

June 30, 2003
Current assets	$8,289
Noncurrent assets	33,056
Current liabilities	(7,181)
Noncurrent liabilities	(15,690)
Redeemable preferred stock	(3,624)

Equity	$14,850

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(unaudited)

Note 4. Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Numerator for basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$455	$559	$(1,548)	$584
Income from discontinued operations, net of tax	—	41	—	84

Income (loss) before cumulative effect of change in accounting principle	455	600	(1,548)	668
Cumulative effect of change in accounting principle	—	—	—	(2,845)

Net income (loss)	$455	$600	$(1,548)	$(2,177)

Denominator for basic net income (loss) per share:
Weighted average common shares	10,747	10,940	10,881	10,940
Effect of dilutive securities:
Dilutive employee stock options	110	1	—	25

Denominator for diluted net income (loss) per share-adjusted weighted average common shares and assumed conversions	10,857	10,941	10,881	10,965

Net income (loss) per share, basic and diluted:
Income (loss) from continuing operations	$0.04	$0.05	$(0.14)	$0.05
Income from discontinued operations, net of tax	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	0.04	0.05	(0.14)	0.05
Cumulative effect of change in accounting principle	—	—	—	(0.26)

Net income (loss) per share	$0.04	$0.05	$(0.14)	$(0.21)

Options to purchase 395,250 and 1,735,550 shares of common stock at a weighted average price of $8.77 and $4.70 per share, were outstanding during the three months ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Options to purchase 395,250 and 1,431,050 shares of common stock at a weighted average price of $8.77 and $5.32 per share, were outstanding during the nine months ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 427,000 shares of common stock at a weighted average price of $1.87 per share were outstanding during the nine months ended March 31, 2004, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the nine months ended March 31, 2004 and, therefore, the effect would be antidilutive.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(unaudited)

Note 5. Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $0.5 million for the three months ended March 31, 2004 and 2003 and $1.6 million and $1.5 million for the nine months ended March 31, 2004 and 2003, respectively.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges were approximately $72,000 and $13,000 for the three months ended March 31, 2004 and 2003, respectively, and $99,000 and $18,000 for the nine months ended March 31, 2004 and 2003, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense. During the three months ended March 31, 2004, the Company also sold existing equipment to Pro-Kleen for cash proceeds of $204,000.

Note 6. Commitments and Contingencies

During the third quarter of fiscal 2004, the Company determined that it is a guarantor of a lease agreement related to a facility operated by its former subsidiary, Pentagon. The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of March 31, 2004, the Company believes its maximum potential liability is $2.0 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like.

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

Commencing in the second quarter of fiscal 2004, the Company changed its internal reporting structure to better align the operations with customer needs. As a result of this change, the Chemical Cleaning business unit, previously reported under the Industrial Cleaning and Facility Maintenance segment, is now reported under the Industrial Water Process Purification segment. The amounts presented for prior periods have been reclassified to reflect this change in segments.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenue
Industrial Cleaning and Facility Maintenance	$17,441	$17,895	$48,944	$55,109
Industrial Container Cleaning	2,836	2,892	8,402	8,402
Industrial Water Process Purification	2,556	3,357	7,462	8,639

Total	$22,833	$24,144	$64,808	$72,150

Income (Loss) from Operations
Industrial Cleaning and Facility Maintenance	$213	$957	$(2,735)	$1,637
Industrial Container Cleaning	584	307	1,439	334
Industrial Water Process Purification	141	701	(26)	1,367

Total	$938	$1,965	$(1,322)	$3,338

	March 31, 2004	June 30, 2003
Total Assets
Industrial Cleaning and Facility Maintenance	$33,865	$37,711
Industrial Container Cleaning	12,751	13,739
Industrial Water Process Purification	10,930	11,577
Other (1)	6,622	10,043

Total	$64,168	$73,070

(1)	Other consists of assets related to corporate.

Note 8. Discontinued Operations

On June 30, 2003, the Company closed on the sale of the medical and laboratory water purification reporting unit of the Industrial Water Process Purification segment (“WTW”). Income from discontinued operations, net of tax, for the three and nine months ended March 31, 2003 was approximately $41,000 and $84,000, respectively.

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

Results of Operations

The following table sets forth revenue and income (loss) from operations by segment for the three and nine months ended March 31, 2004 and 2003. Expenses associated with the Company’s corporate headquarters are fully allocated to the segments. Corporate staff support services that are attributable to the operating segments are allocated based on each segment’s percentage of total revenues. General corporate expenses are allocated to each segment equally.

Commencing in the second quarter of fiscal 2004, the Company changed its internal reporting structure to better align the operations with customer needs. As a result of this change, the Chemical Cleaning business unit, previously reported under the Industrial Cleaning and Facility Maintenance segment, is now reported under the Industrial Water Process Purification segment. The amounts presented for prior periods have been reclassified to reflect this change in segments.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2004		2003		2004		2003
	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue
	(unaudited; in thousands)
Revenue
Industrial Cleaning and Facility Maintenance	$17,441	76.4%	$17,895	74.1%	$48,944	75.5%	$55,109	76.4%
Industrial Container Cleaning	2,836	12.4	2,892	12.0	8,402	13.0	8,402	11.6
Industrial Water Process Purification	2,556	11.2	3,357	13.9	7,462	11.5	8,639	12.0

Total revenue	22,833	100.0	24,144	100.0	64,808	100.0	72,150	100.0
Cost of services (including depreciation)	18,171	79.6	18,127	75.1	53,278	82.2	56,061	77.7

Gross profit	4,662	20.4	6,017	24.9	11,530	17.8	16,089	22.3
Selling, general and administrative expenses	3,724	16.3	4,052	16.8	12,852	19.8	12,751	17.7

Income (loss) from operations
Industrial Cleaning and Facility Maintenance	213	1.2	957	5.3	(2,735)	(5.6)	1,637	3.0
Industrial Container Cleaning	584	20.6	307	10.6	1,439	17.1	334	4.0
Industrial Water Process Purification	141	5.5	701	20.9	(26)	(0.3)	1,367	15.8

Total income (loss) from operations	$938	4.1%	$1,965	8.1%	$(1,322)	(2.0)%	$3,338	4.6%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Basis of Presentation. Certain amounts presented for the three months ended March 31, 2003 have been reclassified to conform to the March 31, 2004 presentation.

Revenues. Revenues decreased 5.4% to $22.8 million in the third quarter of fiscal 2004 from $24.1 million in the same prior year period. The decline in revenues was primarily in the Chemical Cleaning business unit of the Industrial Water Process Purification (“Industrial Water”) segment as a result of aggressive pricing by competitors, deferred customer spending and a one-time $0.5 million project in the prior year.

Cost of Services. Total cost of services was $18.1 million for the three months ended March 31, 2004 and 2003. Cost of services as a percentage of revenue increased to 79.6% in the third quarter of fiscal 2004 from 75.1% in the prior year period. This increase was primarily driven by high fixed labor costs in the Industrial Cleaning and Facility Maintenance (“Industrial Cleaning”) and Industrial Water segments and increased workers compensation costs, slightly offset by improved efficiencies in operating supply usage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $3.7 million, or 16.3% as a percentage of revenue, in the third quarter of fiscal 2004 from $4.1 million, or 16.8% as a percentage of revenue, in the same prior year period. The decrease was primarily due to decreased repair and maintenance costs and bad debt expense, slightly offset by increased selling expenses as a result of an increased focus on business development in the Industrial Cleaning segment and recoveries from two contract settlements in the prior year.

Income (Loss) from Operations. Income from operations was $0.9 million for the three months ended March 31, 2004 compared to $2.0 million for the three months ended March 31, 2003. As a percentage of revenue, income from operations decreased to 4.1% in the third quarter of fiscal 2004 from 8.1% in the prior year period primarily related to the factors discussed above.

Interest Expense. Interest expense decreased to $0.3 million in the third quarter of fiscal 2004 from $0.5 million in the prior year period. The decrease was primarily due to lower average outstanding borrowings and lower interest rates.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2004 and 2003 reflects an effective annual income tax rate of 29% and 42%, respectively. The lower effective annual income tax rate in fiscal 2004 reflects the relative effect of permanent items to an estimated annual pretax loss in fiscal 2004 versus pretax income in fiscal 2003.

Equity in Loss of Affiliate. The net loss for the third quarter of fiscal 2003 included the Company’s equity loss in affiliate of $0.3 million. During the fourth quarter of fiscal 2003, the Company wrote off its remaining investment in Pentagon Technologies, Inc. (“Pentagon”) due to continued declines in Pentagon’s operating results as well as the slowdown and uncertainty in the semi-conductor industry. As a result of the full write-off of the Company’s investment in Pentagon at June 30, 2003, the Company has not continued to recognize its equity investment in the losses of Pentagon in fiscal 2004.

Discontinued Operations. On June 30, 2003, the Company closed on the sale of the medical and laboratory water purification reporting unit of the Industrial Water segment (“WTW”). Income from discontinued operations, net of tax, for the three months ended March 31, 2003 was approximately $41,000.

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003

Basis of Presentation. Certain amounts presented for the nine months ended March 31, 2003 have been reclassified to conform to the March 31, 2004 presentation.

Revenues. Revenues decreased 10.2% to $64.8 million in the first nine months of fiscal 2004 from $72.2 million in the prior year period. The decrease in the Industrial Cleaning and Facility Maintenance (“Industrial Cleaning”) segment was primarily the result of the loss of several customers due to a combination of factors, including aggressive pricing by competitors, and a decrease in demand for project work at existing customers as a result of customer spending cutbacks. The decrease in the Industrial Water Process Purification (“Industrial Water”) segment was primarily the result of fewer industrial water purification trailers supplied to customers on an emergency basis as a result of mild weather conditions and decreased revenues in the Chemical Cleaning business unit as a result of aggressive pricing by competitors, deferred customer spending and a one-time $0.5 million project in the prior year.

Cost of Services. Total cost of services was $53.3 million for the nine months ended March 31, 2004 compared to $56.1 million for the nine months ended March 31, 2003. While cost of services decreased, cost of services as a percentage of revenue increased to 82.2% in the first nine months of fiscal 2004 from 77.7% in the prior year period. This increase was primarily related to the labor and workers compensation factors discussed above.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses were $12.9 million and $12.8 million for the nine months ended March 31, 2004 and 2003, respectively. The increase was primarily due to additional bad debt expense related to a bankruptcy filing by a customer of the Industrial Cleaning segment, increased selling expenses as a result of an increased focus on business development in the Industrial Cleaning and Industrial Water segments and recoveries from two contract settlements in the prior year, slightly offset by a reduction in administrative personnel, incentive compensation and repair and maintenance costs and decreases in various other costs due to an increased focus on cost control.

Income from Operations. Loss from operations was $(1.3) million for the nine months ended March 31, 2004 compared to income from operations of $3.3 million for the nine months ended March 31, 2003. As a percentage of revenue, income (loss) from operations decreased to (2.0)% in the first nine months of fiscal 2004 from 4.6% in the prior year period primarily related to the factors discussed above.

Interest Expense. Interest expense decreased to $0.9 million in the first nine months of fiscal 2004 from $1.5 million in the prior year period. The decrease was primarily related to the factors discussed above.

Provision for Income Taxes. The provision for income taxes for the nine months ended March 31, 2004 and 2003 reflects an effective annual income tax rate of 29% and 42%, respectively. The lower effective annual income tax rate in fiscal 2004 reflects the relative effect of permanent items to an estimated annual pretax loss in fiscal 2004 versus pretax income in fiscal 2003.

Equity in Loss of Affiliate. The net loss for the nine months ended March 31, 2003 included the Company’s equity loss in affiliate of $0.5 million. During the fourth quarter of fiscal 2003, the Company wrote off its remaining investment in Pentagon Technologies, Inc. (“Pentagon”) due to continued declines in Pentagon’s operating results as well as the slowdown and uncertainty in the semi-conductor industry. As a result of the full write-off of the Company’s investment in Pentagon at June 30, 2003, the Company has not continued to recognize its equity investment in the losses of Pentagon in fiscal 2004.

Discontinued Operations. On June 30, 2003, the Company closed on the sale of the medical and laboratory water purification reporting unit of the Industrial Water segment (“WTW”). Income from discontinued operations, net of tax, for the nine months ended March 31, 2003 was approximately $84,000.

Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $0.5 million for the three months ended March 31, 2004 and 2003 and $1.6 million and $1.5 million for the nine months ended March 31, 2004 and 2003, respectively.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges were approximately $72,000 and $13,000 for the three months ended March 31, 2004 and 2003, respectively, and $99,000 and $18,000 for the nine months ended March 31, 2004 and 2003, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repair and maintenance or labor expense. During the three months ended March 31, 2004, the Company also sold existing equipment to Pro-Kleen for cash proceeds of $204,000.

Commitments and Contingencies

During the third quarter of fiscal 2004, the Company determined that it is a guarantor of a lease agreement related to a facility operated by its former subsidiary, Pentagon. The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of March 31, 2004, the Company believes its maximum potential liability is $2.0 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like.

Liquidity and Capital Resources

As of March 31, 2004, the Company had cash of $0.4 million and working capital of $9.1 million. Cash provided by operating activities was $0.8 million for the nine months ended March 31, 2004 and cash used for investing activities was $2.6 million.

In June 2002, the Company entered into a new credit agreement with its principal banks (the “Credit Facility”). The Credit Facility provides the Company with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. As of March 31, 2004, including outstanding borrowings, there was $38.0 million available under the Credit Facility. The Credit Facility is subject to two one-year extensions by the banks at the request of the Company.

The Credit Facility is secured by substantially all of the Company’s assets. Under the terms of the Credit Facility, the entire $38.0 million is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus the applicable margin rate of 2.00%. The Company also pays a commitment fee of 0.40% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility also contains covenants that prohibit the payment of cash dividends. As of March 31, 2004, outstanding borrowings under the Credit Facility were $20.1 million.

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

Critical Accounting Policies

In December 2001, the SEC issued Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FR 60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company’s critical accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Annual Report on Form 10-K for the year ended June 30, 2003. In addition, a summary of all of the Company’s significant accounting policies, including critical accounting policies, is included in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2003. No changes were made to the Company’s critical accounting policies during the three months ended March 31, 2004.

Inflation

The effects of inflation on the Company’s operations were not significant during the periods presented in the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company’s primary market risk exposure relates to interest rate risk. At March 31, 2004, the balance on the Credit Facility was $20.1 million, which is subject to a variable rate of interest based on the Eurodollar rate. The Company has hedged its exposure to changes in interest rates by fixing its rate of interest on $20.0 million of its variable rate credit facility through two interest rate swap agreements. Assuming outstanding borrowings at March 31, 2004, any change in interest rates would not significantly impact net interest expense.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth information concerning the Company’s purchases of equity securities:

Purchased Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program (3)
1/1/04 - 1/31/04	250,000	$2.50	0	0

(1)	On January 14, 2004, the Company repurchased 250,000 of its common shares in a privately negotiated cash transaction authorized by the Board of Directors, at a purchase price of $2.50 per share.

(2)	Price paid per share was determined as part of a privately negotiated cash transaction.

(3)	The share repurchase was not made pursuant to a publicly announced plan or program.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Report on Form 8-K furnished on January 14, 2004 reporting that the Company repurchased 250,000 of its common shares at $2.50 per share.

Report on Form 8-K furnished on February 6, 2004 reporting a press release announcing the Company’s results for the second quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPW INDUSTRIAL SERVICES GROUP, INC.,
an Ohio corporation

Dated: May 14, 2004	By:	/s/ ROBERT VALENTINE

Robert Valentine
Vice President, Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002