Form 10-K
period 2004-06-30
MPW INDUSTRIAL SERVICES GROUP INC
filed 2004-09-24
CIK 1047098

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing sale price of such stock as of the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $10,580,584.*

The number of shares of Common Stock outstanding on September 21, 2004, was 10,708,707 shares.

The Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 1, 2004 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

*	Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the registrant, without conceding that all such persons are “affiliates” of the registrant for purposes of the federal securities law formatting

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

Item 1.    Business

Business

MPW Industrial Services Group, Inc. and its subsidiaries (the “Company” or “MPW”) is headquartered in Hebron, Ohio. Founded in 1972, MPW is a leading provider of integrated, technically-based industrial cleaning and related facilities support services to a broad array of industries in North America. The Company operates under three separate segments that are integral to a wide variety of manufacturing processes. These three segments are Industrial Cleaning and Facility Maintenance, Industrial Container Cleaning and Industrial Process Water Purification and Chemical Cleaning.

Industrial Cleaning and Facility Maintenance.    The Company believes that it is a leading provider of industrial cleaning and facility maintenance in the midwestern and southeastern United States. The Company provides industrial cleaning of critical operating equipment and facility maintenance services for industrial customers primarily at their facilities. The typical industries served by this segment include the automotive, utility, steel, pulp and paper, manufacturing and construction industries. The Company provides its industrial cleaning and facility maintenance services on a daily recurring basis, a project-by-project basis, as well as pursuant to longer-term arrangements. The Company’s services principally include: dry vacuuming, wet vacuuming, industrial power washing, water blasting, ultra-high pressure water blasting and cryojetic cleaning. These services have been provided for over 30 years. The labor support business (the “Facility Support Division”) of the Industrial Cleaning and Facility Maintenance segment provides support to customers’ ongoing maintenance of their facilities as well as cleaning services that help customers to maximize the performance of their production processes through effective cleaning, leading to increased efficiency and productivity in their facilities.

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

Industrial Process Water Purification and Chemical Cleaning.    The Company believes that it is a leading provider of industrial process water purification trailers in the midwestern United States on both a scheduled and emergency basis. The Company provides pure feed water to customers primarily in the utility, manufacturing and automotive industries. The Company can also provide water purification equipment on an emergency response basis when customers’ existing water purification systems are temporarily out of service or cannot meet the existing demand. The Chemical Cleaning business unit of the Industrial Process Water Purification and Chemical Cleaning segment provides chemical cleaning services on heat exchange equipment on a project-by-project basis primarily for customers in the utility, pulp and paper and manufacturing industries.

Sales and Marketing

The Company’s marketing and sales efforts focus on increasing the volume of current services provided to existing customers, actively cross-marketing additional services to the existing customer base and developing new customer relationships.

Increasing the Volume of Services Provided.    The Company has full-time account managers assigned to and stationed in customers’ facilities where the Company performs work on an on-going basis. The Company also has district managers that serve in a similar capacity in geographic areas in which it serves several customers. In each case, these account and district managers are responsible for the maintenance of existing customer relationships and are in a position to actively identify new opportunities within these facilities for additional business. Monte R. Black, the Company’s Chairman, Chief Executive Officer and President, and each of the leaders of the Company’s divisions are actively involved in supporting the efforts of these managers and regularly attend meetings at customer facilities and visit work-sites within these facilities. Account, district and division managers are provided incentives, both short and long-term, to continue to grow their businesses and to seek cross-marketing opportunities within the facilities they serve.

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

Developing New Customer Relationships.    The Company attempts to visit and communicate with companies that it does not actively serve on a recurring basis. The Company presently has sales managers located in our offices throughout the United States and uses these individuals to manage the majority of these efforts. The Company supports the efforts of this sales force by involving account, district and division managers in circumstances where the Company has identified a strong opportunity to provide services. The Company also markets its reputation and capabilities to plant management within these facilities and to the corporate management of these companies. In these cases, either Monte R. Black or other members of the senior management team may participate in sales presentations.

Customers

During fiscal 2004, the Company had sales to approximately 760 customers with the ten largest customers representing approximately 45% of revenues.

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

In certain fixed-based facilities of the Company, industrial paint containers used by automotive paint manufacturers are cleaned. The customers for whom the Company does this cleaning typically execute long-term agreements or blanket orders that provide for consistent levels of business. In these circumstances, the Company regularly communicates with such customers to identify and plan for expected turnaround times and delivery schedules.

Employees

As of June 30, 2004, the Company employed over 1,200 full-time employees. One of the Company’s subsidiaries based in Detroit, Michigan is unionized and employs approximately 70 of these employees. The Company’s other employees do not belong to unions. The Company has not experienced any work stoppages and believes that relations with its employees are good.

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

The Industrial Cleaning and Facility Maintenance segment competes with large national or regional firms that are typically divisions or subsidiaries of engineering, construction or other service firms and a large number of private firms with relatively few customer relationships. The Industrial Water Process Purification and Chemical Cleaning segment competes with large national water purification firms in its midwestern market and also with smaller regional competitors. The Company believes it is the leading provider of container cleaning services to the automotive paint manufacturers in North America, but competes with smaller private companies in this market.

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

As part of its industrial cleaning services, the Company provides support to customers for the management of their hazardous materials and other contaminants generally in the form of assisting in the movement of these materials within customers’ facilities and, occasionally, assisting customers in the logistics of transporting hazardous materials, including advising customers on the completion of waste manifests and providing customers with information regarding permitted disposal facilities. The Company typically does not transport or dispose of these hazardous materials, and attempts to not take regulatory responsibility for hazardous materials. The Company attempts to avoid any regulatory responsibility by not taking title to any wastes as defined in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act of 1976 and the Superfund Amendments and Reauthorization Act.

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

Financial Information About Geographic Areas

The Company has a small subsidiary based in Canada. The revenues of this subsidiary represent approximately 2% of the Company’s consolidated revenues.

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

Our business would be adversely affected if key customers are lost.    In fiscal 2004, our ten largest customers represented approximately 45% of total revenues. Customers may terminate or modify substantially all arrangements to perform services for them at will and without penalty. The loss of, and failure to replace the revenues from, one or more large customers or the loss of a significant number of customers could have a material adverse effect on our business, results of operations and financial condition.

The business cycles of our customers could adversely affect revenues.    Many significant customers of MPW operate in industries, such as the automotive, steel, manufacturing, pulp and paper and utility industries, which are subject to work stoppages and slowdowns and have historically shown sensitivity to recessions and other adverse conditions in the general economy. A general or regional economic downturn, a work stoppage at one of our significant customers or a decline in the creditworthiness of one of our customers could have a material adverse effect on our business, results of operations and financial condition.

Our business may be adversely affected if it is unable to maintain an adequate workforce.    Our business is labor intensive and could be adversely affected if MPW fails to maintain an adequate workforce. A large majority of the workforce is comprised of hourly workers. MPW incurs substantial expenses for recruiting and training new personnel. We have historically experienced a high level of turnover, and there can be no assurance that it will be able to successfully attract and retain employees. As a result of a shortage in the supply of hourly workers, we may not be able to maintain a labor force adequate to operate efficiently, labor expenses may increase or we may have to curtail our growth strategy.

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

A failure to retain senior management could have an adverse effect on our business.    Our business is largely dependent upon the efforts of the members of the senior management team, particularly Monte R. Black, Chairman of the Board, Chief Executive Officer and President. If this executive officer or other officers of MPW do not continue in their present positions, or if a material number of other managers fail to continue with us, the business could be adversely affected.

The concentration of voting power and legal barriers may limit takeover opportunities.    Effective control of MPW by Monte R. Black, Chairman, Chief Executive Officer and President, as well as statutory provisions of Ohio law and our Articles of Incorporation and Code of Regulations, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or changes in management of our company, including transactions in which shareholders might otherwise receive a premium over the then current market price for their shares.

Voting Control

Mr. Black owns beneficially, directly and indirectly, approximately 57% of our outstanding common shares. Accordingly, Mr. Black is able to exercise effective control over our affairs, the election of individuals to the Board of Directors and the outcome of other matters submitted to a vote of shareholders.

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

Environmental risks could adversely affect our business.    Although we attempt not to take responsibility for, nor transport or dispose of, hazardous materials generated by customers in the normal course of business, MPW does provide support to customers for the management of their hazardous materials. This support includes some on-site movement and packaging of customers’ hazardous materials and logistical support for customers’ transportation and disposal of hazardous materials. In addition, some of our more specialized cleaning procedures may require employees to work near hazardous materials. In performing these services, we could potentially be liable to third parties or their employees for various claims for property damage or personal injury stemming from a release of hazardous substances or otherwise. Personal injury claims could arise contemporaneously with performance of the work or long after completion of the project as a result of alleged exposure to toxic substances. A large number of these claims or one or more claims that results in a significant liability to MPW could have a material adverse effect on our business, results of operations and financial condition.

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

Item 2.    Properties

Facilities

The Company currently services customers through its Hebron, Ohio headquarters and over 35 branch locations in 13 states plus Canada. The Company owns a 22,000 square foot building, which serves as its principal executive offices, an 11,000 square foot building, which services as its main fabrication facility, an 8,250 square foot building, which serves as its paint and body facility, and an 11,000 square foot building, which serves as a hangar for aircraft leased by the Company, in Hebron, Ohio; a 60,000 square foot industrial container cleaning facility in Cleveland, Ohio; a 40,000 square foot industrial water facility in Sedalia, Missouri; and a 20,000 square foot industrial parts cleaning facility in Fairborn, Ohio. Many of the Company’s locations are leased facilities ranging from 3,000 to 71,000 square feet at which the Company houses equipment and maintains a small sales and administrative staff. Each industrial cleaning branch location is equipped to perform minor equipment maintenance. The Company leases land, office space and its maintenance and training facility in Hebron, Ohio, consisting of approximately 48,000 square feet, its industrial water facilities located in Newark, Ohio, consisting of approximately 32,000 square feet and its industrial container cleaning facility located in Chesterfield, Michigan, consisting of approximately 71,000 square feet, from related parties. See Item 13. Certain Relationships and Related Transactions.

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

Monte R. Black (age 54).    Mr. Black originally founded the Company in 1972 and has served as Chairman of the Board of Directors and Chief Executive Officer since that time. Mr. Black was appointed President in June 2001 and has served in that capacity since that time. From June 2001 through June 2004, Mr. Black also served as Chief Operating Officer.

Robert Valentine (age 44).    Mr. Valentine joined the Company in July 2003 as Vice President, Chief Financial Officer (“CFO”), Secretary and Treasurer. In July 2004, Mr. Valentine was also appointed to serve in the capacity of Chief Operating Officer. Prior to joining the Company, Mr. Valentine served as CFO of Liqui-Box Corporation, a manufacturer and designer of liquid package systems, from 2001 through the acquisition of the company by DuPont Canada in 2002. He also served as Division Chief Executive Officer and CFO for WW Holdings Inc., an industrial products manufacturing company, from 1997 to 2001; International Group Controller (1995-1997) and Director of Internal Audit (1992-1994) for Invacare Corporation, a durable medical products manufacturer; and was employed with Price Waterhouse, a public accounting firm, prior to joining Invacare Corporation.

James P. Mock (age 59).    Mr. Mock joined the Company in October 1996 as Vice President and General Manager of the Northern Region, Industrial Cleaning. In July 1997, Mr. Mock was appointed Vice President and General Manager of Industrial Cleaning and Facility Maintenance. From 1984 until joining the Company, Mr. Mock served in various general management and executive positions for a leading environmental services company and its successors.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq National Market (“NASDAQ”) under the symbol “MPWG”. As of September 21, 2004, the Company had approximately 82 shareholders of record. The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s Common Stock as reported on NASDAQ:

	Price Range
Fiscal 2004	High	Low
First Quarter	$2.37	$1.81
Second Quarter	2.49	2.13
Third Quarter	2.73	2.17
Fourth Quarter	2.64	2.20

Fiscal 2003	High	Low
First Quarter	$2.33	$1.97
Second Quarter	2.05	1.63
Third Quarter	1.85	1.59
Fourth Quarter	2.00	1.58

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

The following table sets forth information concerning the equity compensation plans of the Company as of June 30, 2004.

Plan Category	(A) Number of Securities to Be Issued Upon Exercise of Outstanding Options	(B) Weighted- Average Price of Outstanding Options	(C) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plan Approved By Security Holders(1)	711,250	$5.17	468,400
Equity Compensation Plan Not Approved by Security Holders(2)	72,000	$3.23	—

(1)	Plan represents the 1997 Stock Option Plan.
(2)	Plan represents the 1994 Stock Option Plan which was adopted prior to the Company’s initial public offering in fiscal 1998 (the “Offering”). Effective with the Offering, no additional options will be granted under the 1994 Stock Option Plan and the Company’s repurchase obligation upon exercise of stock options was terminated.

Item 6.    Selected Consolidated Financial Data

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended June 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues(1)	$89,125	$102,821	$90,878	$96,870	$133,682
Income (loss) from continuing operations(2)	(663)	(5,212)	1,550	(6,305)	882
Income (loss) from continuing operations per common share—assuming dilution	(0.06)	(0.48)	0.14	(0.58)	0.08

BALANCE SHEET DATA
Working capital	$9,689	$6,829	$7,232	$7,166	$15,093
Net property and equipment	30,198	35,120	37,476	39,284	47,199
Investment in affiliate	—	—	6,792	7,198	—
Net assets of discontinued operations	—	—	1,917	2,050	32,507
Total assets	64,691	73,070	85,815	90,419	162,046
Total debt and capital leases, including current maturities	18,892	20,214	27,354	31,891	83,188
Total shareholders’ equity	31,329	32,243	39,761	37,339	53,069

(1)	Revenues in fiscal 2000 include the results of Pentagon Technologies Group, Inc. (“Pentagon”). The Company sold a majority of its equity interest in Pentagon in July 2000 and accounted for its remaining interest of approximately 22% under the equity method of accounting through fiscal 2003. As a result of the full write-off of the Company’s investment in Pentagon at June 30, 2003, the Company has not continued to recognize its equity investment in the losses of Pentagon in fiscal 2004.
(2)	The loss from continuing operations in fiscal 2003 includes the Company’s equity in loss of affiliate of $7.2 million. See Note 3 to the Consolidated Financial Statements. The fiscal 2001 loss from continuing operations includes charges of $9.2 million primarily related to accounts receivable/bad debt, goodwill and other assets and workers compensation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 1. Business-Investment Considerations”, the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

Overview

MPW is a leading provider of integrated, technically-based industrial cleaning and related facilities support services to a broad array of industries in North America on a daily recurring basis, a project-by-project basis, as well as pursuant to longer-term arrangements. The Company has over 35 branch locations in 13 states and Canada and operates under three separate segments: Industrial Cleaning and Facility Maintenance, Industrial Container Cleaning and Industrial Process Water Purification and Chemical Cleaning.

The results of our operations are mainly driven by two factors, customer demand and pricing. Many of our significant customers operate in industries, such as the automotive, steel, manufacturing, pulp and paper and utility industries, which are subject to work stoppages and slowdowns and have historically shown sensitivity to recessions and other adverse conditions in the general economy. During fiscal 2004, the Company saw many of its customers defer, reduce or internalize maintenance programs in order to control costs. In addition, the industrial services industry is highly competitive and fragmented, resulting in continuous pressure to reduce prices. In some cases, this pressure has caused us to either reduce pricing or lose business.

Our focus over the past year and going forward is to minimize the peaks and valleys associated with the variability in customer demand by increasing our cross-marketing efforts to offer our diversified services to all existing and new customers, seeking additional long-term contractual arrangements and creating new service lines to complement our current offerings.

Results of Operations

The following table sets forth revenue and income from operations by segment for continuing operations for the fiscal years ended June 30, 2004, 2003 and 2002. Expenses associated with the Company’s corporate headquarters are fully allocated to the segments. Corporate staff support services that are attributable to the operating segments are allocated based on each segment’s percentage of total revenues. General corporate expenses are allocated to each segment equally.

Commencing in fiscal 2004, the Company changed its internal reporting structure to better align the operations with customer needs. As a result of this change, the Chemical Cleaning business unit, previously reported under the Industrial Cleaning and Facility Maintenance segment, is now reported under the Industrial Water Process Purification and Chemical Cleaning segment. The amounts presented for prior periods have been reclassified to reflect this change in segments. In addition, certain amounts presented for fiscal 2003 and 2002 have been reclassified to conform to the fiscal 2004 presentation.

	2004		2003		2002
	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue
	(in thousands)
Revenue
Industrial Cleaning and Facility Maintenance	$67,474	75.7%	$79,843	77.7%	$69,955	77.0%
Industrial Container Cleaning	11,172	12.5	11,338	11.0	11,090	12.2
Industrial Water Process Purification and Chemical Cleaning	10,479	11.8	11,640	11.3	9,833	10.8

Total revenue	89,125	100.0	102,821	100.0	90,878	100.0
Cost of services (including depreciation)	71,772	80.5	79,293	77.1	68,560	75.4

Gross profit	17,353	19.5	23,528	22.9	22,318	24.6
Selling, general and administrative expenses	17,119	19.2	18,453	18.0	16,608	18.3

Income (loss) from operations
Industrial Cleaning and Facility Maintenance	(1,724)	(2.6)	3,055	3.8	3,533	5.1
Industrial Container Cleaning	1,859	16.6	279	2.5	637	5.7
Industrial Water Process Purification and Chemical Cleaning	99	0.9	1,741	15.0	1,540	15.7

Total income from operations	234	0.3	5,075	4.9	5,710	6.3
Interest expense, net	1,129	1.3	1,892	1.8	2,582	2.8

Income (loss) from continuing operations before income taxes (benefit) and equity in loss of affiliate	(895)	(1.0)	3,183	3.1	3,128	3.5
Provision (benefit) for income taxes	(232)	(0.3)	1,164	1.1	1,172	1.3

Income (loss) from continuing operations before equity in loss of affiliate	(663)	(0.7)	2,019	2.0	1,956	2.2
Equity in loss of affiliate	—	—	(7,231)	(7.0)	(406)	(0.5)

Income (loss) from continuing operations	(663)	(0.7)	(5,212)	(5.0)	1,550	1.7
Income from discontinued operations, net of tax	—	—	446	0.4	1,213	1.3

Income (loss) before cumulative effect of change in accounting principle	(663)	(0.7)	(4,766)	(4.6)	2,763	3.0
Cumulative effect of change in accounting principle	—	—	(2,845)	(2.8)	—	—

Net income (loss)	$(663)	(0.7)%	$(7,611)	(7.4)%	$2,763	3.0%

Fiscal 2004 Compared to Fiscal 2003

Revenues.    Revenues decreased to $89.1 million in fiscal 2004 from $102.8 million in fiscal 2003. The decrease in the Industrial Cleaning and Facility Maintenance (“Industrial Cleaning”) segment was primarily the result of a large non-recurring project performed in the fourth quarter of fiscal 2003, the loss of several customers due to a combination of factors, including aggressive pricing by competitors and a decrease in demand for project work at existing customers as a result of customer spending cutbacks. The decrease in the Industrial Water Process Purification and Chemical Cleaning (“Industrial Water”) segment was primarily the result of fewer industrial water purification trailers supplied to customers on an emergency basis as a result of mild weather conditions.

Cost of Services.    Total cost of services was $71.8 million for fiscal 2004 compared to $79.3 million for fiscal 2003. While cost of services decreased, cost of services as a percentage of revenue increased to 80.5% in fiscal 2004 from 77.1% in the prior year. The increase was primarily driven by high fixed labor costs in the Industrial Cleaning and Industrial Water segments and increased workers compensation and insurance costs.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses as a percentage of revenue increased to 19.2% for fiscal 2004 from 18.0% in fiscal 2003; however, total selling, general and administrative expenses decreased to $17.1 million in fiscal 2004 from $18.5 million in fiscal 2003. The decrease was primarily the result of decreased repair and maintenance costs, decreased bad debt expense and a reduction in administrative personnel costs, slightly offset by increased selling expenses as a result of an increased focus on business development in the Industrial Cleaning segment and recoveries from two contract settlements in the prior year.

Income from Operations.    Income from operations was $0.2 million in fiscal 2004 compared to $5.1 million in fiscal 2003. As a percentage of revenue, income from operations decreased to 0.3% in fiscal 2004 from 4.9% in the prior year period primarily related to the factors discussed above.

Interest Expense.    Interest expense decreased to $1.1 million in fiscal 2004 from $1.9 million in the prior year. The decrease was primarily due to lower average outstanding borrowings and lower interest rates.

Provision (Benefit) for Income Taxes.    The provision (benefit) for income taxes for fiscal 2004 and 2003 reflects an effective rate of 26.0% and 36.6%, respectively. The lower effective annual income tax rate in fiscal 2004 reflects the relative effect of permanent differences on a pretax loss in fiscal 2004 versus pretax income in fiscal 2003.

Equity in Loss of Affiliate.    The Company’s equity in loss of affiliate of $7.2 million for the year ended June 30, 2003 includes the Company’s share ($2.8 million) of a $12.7 million goodwill impairment charge recorded by Pentagon Technologies Group, Inc. (“Pentagon”) under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The fiscal 2003 equity in loss of affiliate also includes a $3.8 million other than temporary impairment charge to fully write-off the Company’s remaining investment in Pentagon due to continued declines in operating results as well as the slowdown and uncertainty in the semi-conductor industry. As a result of the full write-off of the Company’s investment in Pentagon, the Company has not continued to recognize its equity investment in the losses of Pentagon in fiscal 2004.

Discontinued Operations.    On June 30, 2003, the Company closed on the sale of the medical and laboratory water purification reporting unit of the Industrial Water Process Purification and Chemical Cleaning segment. Income from discontinued operations for fiscal 2003 included a gain on sale of $0.3 million (net of income taxes of $0.2 million).

Cumulative Effect of Change in Accounting Principle.    As a result of the adoption of SFAS No. 142, the Company recorded a $2.8 million, net of tax of $1.9 million, transitional goodwill impairment loss. These charges were recorded as a cumulative effect of change in accounting principle as of July 1, 2002.

Fiscal 2003 Compared to Fiscal 2002

Revenues.    Revenues increased to $102.8 million in fiscal 2003 from $90.9 million in fiscal 2002. The increase in the Industrial Cleaning and Facility Maintenance segment was primarily the result of a large non-recurring project performed during the fourth quarter of 2003, the start-up of new branches and increased work with paper, steel, utility and construction customers. The increase in the Industrial Water Process Purification and Chemical Cleaning segment was primarily the result of a new facility in Sedalia, Missouri.

Cost of Services.    Cost of services increased to $79.3 million in fiscal 2003 from $68.6 million in fiscal 2002. Cost of services as a percentage of revenue increased to 77.1% in fiscal 2003 from 75.4% in fiscal 2002. The increase was primarily related to heavier reliance on subcontract services as a result of the large non-recurring project discussed above, additional investments in the business related to the start-up of new branches, adverse developments in certain insurance claims and increased depreciation in the Industrial Container Cleaning segment related to the abandonment of existing equipment upon replacement by a new production line, slightly offset by improved operating efficiencies primarily in labor management.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses as a percentage of revenue decreased to 18.0% for fiscal 2003 from 18.3% in fiscal 2002; however, total selling, general and administrative expenses increased to $18.5 million in fiscal 2003 from $16.6 million in fiscal 2002. The increase was primarily the result of increased bad debt expense primarily due to bankruptcy filings by two customers, additional sales and business development personnel and increased repair and maintenance costs, which were offset by recoveries from two contract settlements and a decrease in amortization expense as a result of the Company’s adoption of SFAS No. 142.

Income from Operations.    Income from operations was $5.1 million in fiscal 2003 compared to $5.7 million for fiscal 2002. As a percentage of revenue, income from operations decreased to 4.9% in fiscal 2003 from 6.3% in the prior year period primarily related to the factors discussed above.

Interest Expense.    Interest expense decreased to $1.9 million in fiscal 2003 from $2.6 million in fiscal 2002. The decrease was primarily due to lower average outstanding borrowings and lower interest rates.

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

Equity in Loss of Affiliate.    The equity in loss of affiliate was $7.2 million for fiscal 2003 compared to $0.4 million in fiscal 2002. The fiscal 2003 loss included the Company’s share of Pentagon’s goodwill impairment charge and an other than temporary impairment charge as previously mentioned.

Discontinued Operations.    On June 30, 2003, the Company closed on the sale of the medical and laboratory water purification reporting unit of the Industrial Water Process Purification and Chemical Cleaning segment. Income from discontinued operations for fiscal 2003 included a gain on sale of $0.3 million (net of income taxes of $0.2 million).

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

Cumulative Effect of Change in Accounting Principle.    As a result of the adoption of SFAS No. 142 in fiscal 2003, the Company recorded a $2.8 million, net of tax of $1.9 million, transitional goodwill impairment loss as previously discussed.

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

Revenue and Cost Recognition.    The Company primarily derives its revenues from services under time and materials, fixed price and unit price contracts. Revenues from these contracts are recorded based on performance and efforts expended. Revenues derived from non-contract activities are recorded as services are performed or goods are sold. Cost of services include all direct labor, material, travel, subcontract and other direct and indirect project costs related to contract performance. Cost of services also includes all costs associated with operating equipment, including depreciation.

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

Goodwill.    In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter or upon the occurrence of certain triggering events as defined by SFAS No. 142. SFAS No. 142 requires a two-step process for impairment testing of goodwill. The first step identifies indications of impairment, while the second step, if necessary, measures the amount of the impairment, if any. The Company performs its annual impairment test during the fourth quarter of each year.

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

Insurance Risk.    The Company is self-insured for workers’ compensation, general and auto liability costs up to certain retention levels and purchases private insurance for claims in excess of those retention levels. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. These liabilities are based on estimates and, while management believes that the reserve is adequate, the ultimate liability may be in excess of or less than the amounts recorded.

Contractual Obligations

As of June 30, 2004, the Company had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable to bank	$18,800	$1,200	$17,600	$—	$—
Other notes payable	92	61	29	2	—
Non-cancelable operating leases	4,161	1,651	1,009	736	765

Total contractual cash obligations	$23,053	$2,912	$18,638	$738	$765

During fiscal 2003, the Company entered into a non-cancelable operating lease with a third party to lease an aircraft. The lease was for a one-year term with two additional one-year renewal options. The Company has exercised the first and second renewal options. The aircraft may be purchased or returned at the end of the lease with a maximum obligation of $750,000.

During fiscal 2004, the Company determined that it is a guarantor of a lease agreement related to a facility operated by its former subsidiary, Pentagon. The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of June 30, 2004, the Company believes its maximum potential liability is $1.9 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like.

Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $2.1 million, $2.0 million and $1.9 million for fiscal 2004, 2003 and 2002, respectively. These transactions are reviewed periodically by the Company’s Audit Committee. Based on such review, the Company believes that these transactions are on terms at least as favorable as those that could be obtained from an independent third party.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and CEO. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges for fiscal years 2004, 2003 and 2002 were approximately $212,000, $196,000, and $346,000, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense. During fiscal 2004, the Company also sold existing equipment to Pro-Kleen for cash proceeds of $204,000. The sale was reviewed and approved by the Company’s Audit Committee.

Liquidity And Capital Resources

In fiscal 2004, the Company generated $4.9 million in cash from operating activities, representing a $10.8 million decrease from fiscal 2003. The decrease was primarily the result of an increase in working capital combined with lower income from operations.

Working capital of $9.7 million at June 30, 2004 increased $2.9 million from June 30, 2003. The increase was due to a $2.3 million decrease in accounts receivable offset by a $4.7 million decrease in accounts payable caused by a large one-time project that occurred in late fiscal 2003.

The Company’s primary investing and financing activities during fiscal 2004 included spending $3.7 million on capital projects and paying $1.2 million on long-term debt. These transactions were funded by the cash flows from the Company’s operations.

Capital spending during fiscal 2004 included the purchase of land and a building in Fairborn, Ohio, purchases of new vehicles and equipment and spending to rebuild existing equipment in primarily the Industrial Cleaning and Facility Maintenance and Industrial Water Process Purification and Chemical Cleaning segments. For the fiscal year ending June 30, 2005, we expect to spend approximately $9.0 million on capital projects.

The Company’s short-term and long-term liquidity needs are primarily served by a credit agreement with its principal banks (the “Credit Facility”). The Credit Facility provides the Company with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. As of June 30, 2004, excluding outstanding borrowings and letters of credit, there was $13.1 million available under the Credit Facility. The Credit Facility expires July 1, 2005 and is subject to two one-year extensions by the banks at the request of the Company.

The Credit Facility is secured by substantially all of the Company’s assets and is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus the applicable margin rate of 2.25%. The Company also pays a commitment fee of 0.45% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility also contains covenants that prohibit the payment of cash dividends. As of June 30, 2004, outstanding borrowings under the Credit Facility were $18.8 million.

The Company has two pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate, which mature in June 2006. The objective of the hedge is to eliminate the variability of cash flows related to interest rate payments on the Company’s variable rate debt. As of June 30, 2004, the swap agreements have a notional amount of $9.0 million and $10.0 million and effectively lock in a portion of the Company’s variable rate revolving credit liability at fixed rates of 2.61% and 2.80%, respectively, plus the Company’s applicable margin. These swap agreements are accounted for as cash flow hedges, as defined under SFAS No. 133, Accounting for Derivative and Hedging Activities. The Company adjusts the pay-fixed interest rate swaps to current market values through other comprehensive income (loss). The Company anticipates that these contracts will continue to be effective. The gain/(loss) deferred in accumulated comprehensive income (loss) will be recognized immediately in earnings if the contracts are no longer effective or the forecasted transactions are not expected to occur.

The Company expects to continue to assess acquisition opportunities as they arise. Additional financing may be required if the Company makes an acquisition. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that any needed additional financing will be available on satisfactory terms when required. Absent any other acquisitions, we anticipate that cash flows from operations and unused borrowing capacity should be sufficient to fund expected normal operating costs, working capital, and capital expenditures for the Company’s existing businesses.

Recently Adopted Accounting Standards

Effective July 1, 2003, the Company adopted the provisions of SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 also amends certain other existing pronouncements. The adoption had no impact on the Company’s consolidated financial statements.

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

Effect of Recent Accounting Pronouncements

No new accounting pronouncements issued during the fiscal year have had or are expected to have a material impact on the Company’s consolidated financial statements.

Inflation

The effects of inflation on the Company’s operations were not significant during the periods presented in the Consolidated Financial Statements.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company’s primary market risk exposure relates to interest rate risk. At June 30, 2004, the balance on the Credit Facility was $18.8 million, which is subject to a variable rate of interest based on the Eurodollar rate. The Company has hedged its exposure to changes in interest rates by fixing its rate of interest on $19.0 million of its variable rate credit facility through two interest rate swap agreements. Assuming borrowings at June 30, 2004, any change in interest rates would not impact net interest expense.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

MPW Industrial Services Group, Inc.

We have audited the accompanying consolidated balance sheets of MPW Industrial Services Group, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPW Industrial Services Group, Inc. and subsidiaries at June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Columbus, Ohio

August 12, 2004

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,
	2004	2003
ASSETS
Cash	$2,237	$2,726
Accounts receivable, net	14,866	17,201
Inventories	2,119	2,294
Deferred income taxes	1,679	1,461
Prepaid expenses	1,070	1,197
Other current assets	2	16

Total current assets	21,973	24,895

Property and equipment, net	30,198	35,120
Goodwill	6,044	6,044
Other intangibles, net	6,284	6,889
Other assets	192	122

Total assets	$64,691	$73,070

LIABILITIES
Accounts payable	$3,513	$8,218
Accrued compensation and related taxes	1,902	2,373
Current maturities of long-term debt	1,261	1,322
Other accrued liabilities	5,608	6,153

Total current liabilities	12,284	18,066

Long-term debt	17,631	18,892
Deferred income taxes	3,447	3,400
Other long-term liabilities	—	469

Total liabilities	33,362	40,827

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,708,707 and 10,939,957 shares issued and outstanding at June 30, 2004 and 2003, respectively	107	109
Additional paid-in capital	40,921	41,507
Accumulated deficit	(9,690)	(9,027)
Accumulated other comprehensive loss	(9)	(346)

Total shareholders’ equity	31,329	32,243

Total liabilities and shareholders’ equity	$64,691	$73,070

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Year Ended June 30,
	2004	2003	2002
Revenues	$89,125	$102,821	$90,878
Cost of services (including depreciation)	71,772	79,293	68,560

Gross profit	17,353	23,528	22,318
Selling, general and administrative expenses	17,119	18,453	16,608

Income from operations	234	5,075	5,710
Interest expense, net	1,129	1,892	2,582

Income (loss) from continuing operations before income taxes (benefit) and equity in loss of affiliate	(895)	3,183	3,128
Provision (benefit) for income taxes	(232)	1,164	1,172

Income (loss) from continuing operations before equity in loss of affiliate	(663)	2,019	1,956
Equity in loss of affiliate	—	(7,231)	(406)

Income (loss) from continuing operations	(663)	(5,212)	1,550
Income from discontinued operations, net of tax	—	446	1,213

Income (loss) before cumulative effect of change in accounting principle	(663)	(4,766)	2,763
Cumulative effect of change in accounting principle	—	(2,845)	—

Net income (loss)	$(663)	$(7,611)	$2,763

Net income (loss) per share, basic and dilutive:
Income (loss) from continuing operations	$(0.06)	$(0.48)	$0.14
Income from discontinued operations	—	0.04	0.11

Income (loss) before cumulative effect of change in accounting principle	(0.06)	(0.44)	0.25
Cumulative effect of change in accounting principle	—	(0.26)	—

Net income (loss) per share	$(0.06)	$(0.70)	$0.25

Weighted average shares outstanding	10,838	10,940	10,940
Weighted average shares outstanding, assuming dilution	10,838	10,940	10,942

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at June 30, 2001	10,940	$109	$41,507	$(4,179)	$(98)
Net income	—	—	—	2,763	—
Mark-to-market on interest rate swaps (net of income tax benefit of $217)	—	—	—	—	(327)
Foreign currency translation adjustment	—	—	—	—	(14)

Balance at June 30, 2002	10,940	109	41,507	(1,416)	(439)
Net loss	—	—	—	(7,611)	—
Mark-to-market on interest rate swaps (net of income taxes of $30)	—	—	—	—	46
Foreign currency translation adjustment	—	—	—	—	47

Balance at June 30, 2003	10,940	109	41,507	(9,027)	(346)
Net loss	—	—	—	(663)	—
Mark-to-market on interest rate swaps (net of income taxes of $230)	—	—	—	—	344
Foreign currency translation adjustment	—	—	—	—	(7)
Exercise of stock options	19	—	37	—	—
Repurchase of common stock	(250)	(2)	(623)	—	—

Balance at June 30, 2004	10,709	$107	$40,921	$(9,690)	$(9)

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2004	2003	2002
Cash flow from operating activities:
Net income (loss)	$(663)	$(7,611)	$2,763
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,175	9,497	8,781
Amortization	605	680	1,246
Equity in loss of affiliate	—	7,231	406
Loss on disposals of assets	100	136	7
Non-cash charge for discontinued operations and gain on sale of subsidiary	—	(515)	—
Change in deferred income taxes	(401)	294	(287)
Cumulative effect of change in accounting principle	—	2,845	—
Changes in operating assets and liabilities:
Accounts receivable	2,335	(917)	(1,347)
Inventories	175	(103)	(126)
Prepaid expenses and other assets	176	257	2,946
Accounts payable	(4,712)	3,355	497
Other accrued liabilities	(925)	520	1,029

Net cash provided by operating activities	4,865	15,669	15,915

Cash flow from investing activities:
Purchases of property and equipment	(3,679)	(7,411)	(7,052)
Purchase of businesses, net of acquired cash	—	(33)	(368)
Proceeds from the disposal of property and equipment	235	15	77
Proceeds from the sale of subsidiary	—	1,901	—
Proceeds (closing adjustments) from the sale of the Filter group	—	—	(4,000)
Investment in affiliate	—	(439)	—

Net cash used in investing activities	(3,444)	(5,967)	(11,343)

Cash flow from financing activities:
Proceeds from issuance of common stock, net	37	—	—
Repurchase of common stock	(625)	—	—
Proceeds from revolving credit facility	17,050	25,649	23,980
Payments on revolving credit facility	(18,250)	(32,709)	(28,294)
Issuance of notes payable	—	128	81
Payments on notes payable	(122)	(208)	(304)

Net cash used in financing activities	(1,910)	(7,140)	(4,537)

Increase (decrease) in cash	(489)	2,562	35
Cash at beginning of year	2,726	164	129

Cash at end of year	$2,237	$2,726	$164

The accompanying notes are an integral part of these consolidated financial statements

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2004, 2003 and 2002)

Note 1.    Summary of Significant Accounting Policies

Basis of Presentation and Description of Business    MPW Industrial Services Group, Inc. and its subsidiaries (the “Company”) provide technically-based services, including industrial cleaning and facility maintenance, industrial container cleaning and industrial process water purification and chemical cleaning. Such services are primarily provided at customer facilities. The Company serves customers in numerous industries including automotive, utility, manufacturing, pulp and paper, steel and chemical primarily throughout the United States and Canada.

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

(For the Years Ended June 30, 2004, 2003 and 2002)

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

In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter or upon the occurrence of certain triggering events as defined by SFAS No. 142. SFAS No. 142 requires a two-step process for impairment testing of goodwill. The first step identifies indications of impairment, while the second step, if necessary, measures the amount of the impairment, if any. The Company performs its annual impairment test during the fourth quarter of each year. See Note 7.

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

Other Current Liabilities    Total other current liabilities of $5.6 million as of June 30, 2004 includes $3.1 million related to workers compensation and $1.2 million of income taxes payable. Total other current liabilities of $6.2 million as of June 30, 2003 includes $2.6 million related to workers compensation and $1.8 million of income taxes payable.

Insurance Risk    The Company is self-insured for workers’ compensation, general and auto liability costs up to certain retention levels and purchases private insurance for claims in excess of those retention levels. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported.

Financial Instruments    Financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term debt. The carrying value of all financial instruments at June 30, 2004 and 2003 approximated their fair value.

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

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2004, 2003 and 2002)

Stock Options    As of June 30, 2004, the Company has two stock-based compensation plans, which are described in detail in Note 12. The Company accounts for these plans under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. No stock-based compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and net income (loss) per share would have been reduced by the pro forma amounts as follows:

	Year Ended June 30,
	2004	2003	2002
Net income (loss):
As reported	$(663)	$(7,611)	$2,763
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(71)	(144)	(100)

Pro forma net income (loss)	$(734)	$(7,755)	$2,663

Net income (loss) per share, basic and diluted:
As reported	$(0.06)	$(0.70)	$0.25

Pro forma	$(0.07)	$(0.71)	$0.24

For purposes of determining the required pro forma information for fiscal 2004, 2003 and 2002, the following assumptions were used:

	Year Ended June 30,
	2004	2003	2002
Weighted-average fair value of options granted during the period using a Black-Scholes option valuation model	$1.06	$0.98	$0.69
Weighted-average assumptions used for grants:
Risk-free interest rate	3.80%	3.92%	5.75%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	44.00%	44.00%	30.00%
Expected life of option (in years)	7	7	5

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

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2004, 2003 and 2002)

Comprehensive Income    SFAS No. 130, Reporting Comprehensive Income, requires that an enterprise report the change in its equity during the period from non-owner sources as other comprehensive income (loss). The Company has evaluated the statement and determined that the only items in addition to net income (loss) that would be included in comprehensive income (loss) are the foreign currency translation adjustment and the mark- to-market adjustment on interest rate swaps. Comprehensive income (loss) for the years ended June 30, 2004, 2003 and 2002 was $(0.3) million, $(7.5) million and $2.4 million, respectively. Accumulated other comprehensive loss was comprised of the following:

	June 30,
	2004	2003
	(in thousands)
Mark-to-market on interest rate swaps	$63	$(281)
Foreign currency translation adjustment	(72)	(65)

	$(9)	$(346)

Statement of Cash Flows    Cash paid (refund received) for income taxes for fiscal 2004, 2003 and 2002 was $0.7 million, $0.1 million and ($3.6) million, respectively. Cash paid for interest was $1.1 million, $2.1 million and $2.5 million for fiscal 2004, 2003 and 2002, respectively.

Use of Estimates    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Reclassifications    Certain amounts presented as of and for the years ended June 30, 2003 and 2002 have been reclassified to conform to the June 30, 2004 presentation.

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

Effect of Recent Accounting Pronouncements    No new accounting pronouncements issued during the fiscal year have had or are expected to have a material impact on the Company’s consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2004, 2003 and 2002)

Note 2.    Discontinued Operations

On June 30, 2003, the Company closed on the sale of the medical and laboratory water purification reporting unit of the Industrial Water Process Purification segment (“WTW”) for approximately $1.9 million in cash.

On June 4, 2001, the Company closed on the sale of the Industrial Products and Services (“Filter”) group to CLARCOR Inc., a filter manufacturer. Under the terms of the agreement, the purchase price was approximately $31.0 million, subject to final closing adjustments. In fiscal 2002, the Company finalized negotiations related to the sale of the Filter group. The final purchase price, after closing adjustments was $29.3 million.

The following is a summary of the operating results of WTW and the Filter group included in discontinued operations:

	Year Ended June 30,
	2003	2002
	(in thousands)
Revenues:
WTW	$1,238	$1,283
Filter group	—	—

	$1,238	$1,283

Income before income taxes:
WTW	$203	$60
Filter group	—	—

	$203	$60

Gain on disposal:
WTW (net of income taxes of $195)	$320	$—
Filter group	—	1,179

	$320	$1,179

Income from discontinued operations, net of tax:
WTW	$446	$34
Filter group	—	1,179

	$446	$1,213

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

(For the Years Ended June 30, 2004, 2003 and 2002)

Partnership, as amended (the “Recapitalization Agreement”). Pursuant to the Recapitalization Agreement, Baird Capital Partners and certain of its affiliates (“BCP”) invested in Pentagon, the Company sold a majority of its equity interest in Pentagon to BCP and Pentagon’s indebtedness to the Company was repaid. The Company retained an approximately 22% interest in the capital stock of Pentagon.

As a result of the reduction in the Company’s ownership of Pentagon’s capital stock, the Company began accounting for its remaining investment in Pentagon under the equity method of accounting in fiscal 2001. During 2003, the Company invested an additional $0.4 million in Pentagon.

The Company’s equity in loss of affiliate of $7.2 million for the year ended June 30, 2003 includes the Company’s share ($2.8 million) of a $12.7 million goodwill impairment charge recorded by Pentagon under the provisions of SFAS No. 142. The fiscal 2003 equity in loss in affiliate also includes a $3.8 million other than temporary impairment charge to fully write-off the Company’s remaining investment in Pentagon due to continued declines in operating results as well as the slowdown and uncertainty in the semi-conductor industry. As a result of the full write-off of the Company’s investment in Pentagon, the Company has not continued to recognize its equity investment in the losses of Pentagon in fiscal 2004. At June 30, 2004 and June 30, 2003, the Company’s underlying equity in the net assets of Pentagon was $2.7 million and $3.8 million, respectively.

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

Summarized operating data of Pentagon for the years ended June 30, 2003 and 2002 is presented in the following table:

	Year Ended June 30,
	2003	2002
	(in thousands; unaudited)
Revenues	$33,690	$40,709

Income (loss) from operations	$(13,672)	$191

Net loss	$(15,310)	$(1,178)

Summarized balance sheet data for Pentagon as of June 30, 2003 is presented in the following table:

June 30, 2003
(in thousands; unaudited)
Current assets	$8,289
Noncurrent assets(1)	33,056
Current liabilities	(7,181)
Noncurrent liabilities	(15,690)
Redeemable preferred stock	(3,624)

Equity	$14,850

(1)	Noncurrent assets includes $20.1 million of goodwill and other intangibles.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2004, 2003 and 2002)

Note 4.    Acquisitions

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid based on the achievement of certain objectives. Such additional consideration is paid in cash, common stock of the Company, or a combination thereof, and is capitalized as an intangible asset. During the fiscal years ended June 30, 2003 and 2002, the Company paid additional consideration of $33,400 and $0.4 million, respectively.

Note 5.    Accounts Receivable

Accounts receivable is summarized as follows:

	June 30,
	2004	2003
	(in thousands)
Accounts receivable	$16,163	$19,636
Less allowance for doubtful accounts	(1,297)	(2,435)

	$14,866	$17,201

The following is a summary of activity in the allowance for doubtful accounts:

	Year Ended June 30,
	2004	2003	2002
	(in thousands)
Beginning balance	$2,435	$648	$3,779
Provision for bad debts	1,536	1,867	545
Account write-offs, net	(2,674)	(80)	(3,676)

Ending balance	$1,297	$2,435	$648

Note 6.    Property and Equipment

Property and equipment is summarized as follows:

	June 30,
	2004	2003
	(in thousands)
Land and buildings	$10,631	$9,955
Motor vehicles and transportation equipment	47,809	48,214
Machinery and equipment	27,342	26,236
Leasehold improvements	5,122	5,184
Furniture, fixtures and computer equipment	2,933	3,291
Construction in progress	1,127	2,605

	94,964	95,485
Less accumulated depreciation	(64,766)	(60,365)

	$30,198	$35,120

Note 7.     Goodwill and Other Intangibles

Effective July 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and recorded an impairment charge of $2.8 million, net of tax of $1.9 million, as a cumulative effect of change in

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2004, 2003 and 2002)

accounting principle in connection with the transitional impairment test under SFAS No. 142. The Company used discounted cash flow and market comparison methodologies to determine the fair value of the Company’s reporting units. The impairment charge related to the Industrial Container Cleaning reporting unit and the medical and laboratory water purification reporting unit of the Industrial Water Process Purification and Chemical Cleaning segment (“WTW”) and primarily reflected a decline in operating results largely due to the economic downturn that has affected many of the customers that these reporting units serve.

Unless otherwise deemed necessary, the Company performs its annual impairment test during the fourth quarter of each year. No further impairment charges have been necessary since the transitional impairment charge recorded upon the adoption of SFAS No. 142.

The effects of adopting SFAS No. 142 on net income (loss) and the per share amounts for the years ended June 30, 2004, 2003 and 2002 are as follows:

	Year Ended June 30,
	2004	2003	2002
	(in thousands, except per share data)
Net income (loss):
As reported	$(663)	$(7,611)	$2,763
Less: Impairment loss related to the adoption of SFAS No. 142	—	(2,845)	—
Add: Goodwill amortization	—	—	437

Net income (loss) excluding the impairment loss related to the adoption of SFAS No. 142 and goodwill amortization	$(663)	$(4,766)	$3,200

Net income (loss) per share, basic and diluted:
As reported	$(0.06)	$(0.70)	$0.25
Less: Impairment loss related to the adoption of SFAS No. 142	—	(0.26)	—
Add: Goodwill amortization	—	—	0.04

Net income (loss) excluding the impairment loss related to the adoption of SFAS No. 142 and goodwill amortization	$(0.06)	$(0.44)	$0.29

The carrying amount of goodwill for the years ended June 30, 2004 and 2003 is $6.0 million and is related to the Industrial Cleaning and Facility Maintenance segment.

Other intangibles are summarized as follows:

	June 30, 2004		June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Customer relationships and lists	$8,295	$(2,580)	$8,295	$(2,171)
Patents	1,393	(824)	1,393	(685)
Non-compete agreements	410	(410)	410	(353)

	$10,098	$(3,814)	$10,098	$(3,209)

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2004, 2003 and 2002)

Amortization expense related to other intangibles was $0.6 million for the year ended June 30, 2004 and $0.7 million for the years ended June 30, 2003 and 2002, respectively. Estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense
(in thousands)
For the year ended June 30, 2005	$542
For the year ended June 30, 2006	534
For the year ended June 30, 2007	534
For the year ended June 30, 2008	534
For the year ended June 30, 2009	406

Note 8.    Long Term Debt

Long-term debt is summarized as follows:

	June 30,
	2004	2003
	(in thousands)
Credit facility	$18,800	$20,000
Other	92	214

	18,892	20,214
Less current maturities	1,261	1,322

	$17,631	$18,892

In June 2002, the Company entered into a credit agreement with its principal banks (the “Credit Facility”). The Credit Facility provides the Company with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. As of June 30, 2004, excluding outstanding borrowings and letters of credit, there was $13.1 million available under the Credit Facility. The Credit Facility is subject to two one-year extensions by the banks at the request of the Company.

The Credit Facility is secured by substantially all of the Company’s assets and is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus the applicable margin rate of 2.25%. The Company also pays a commitment fee of 0.45% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility also contains covenants that prohibit the payment of cash dividends. As of June 30, 2004, outstanding borrowings under the Credit Facility were $18.8 million.

In the fourth quarter of fiscal 2004, the Credit Facility’s expiration was extended from June 15, 2005 to July 1, 2005, at which time the principal balance outstanding, together with all accrued interest will become

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2004, 2003 and 2002)

immediately due and payable. There were $5.8 million and $4.8 million of letters of credit outstanding under the Credit Facility at June 30, 2004 and 2003, respectively. The weighted average interest rate for the Credit Facility was 5.58% for the year ended June 30, 2004.

The Company has two pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate, which mature in June 2006. The objective of the hedge is to eliminate the variability of cash flows related to interest rate payments on the Company’s variable rate debt. As of June 30, 2004, the swap agreements have a notional amount of $9.0 million and $10.0 million and effectively lock in a portion of the Company’s variable rate revolving credit liability at fixed rates of 2.61% and 2.80%, respectively, plus the Company’s applicable margin. These swap agreements are accounted for as cash flow hedges, as defined under SFAS No. 133. The Company adjusts the pay-fixed interest rate swaps to current market values through other comprehensive income (loss). The Company anticipates that these contracts will continue to be effective. The gain/(loss) deferred in accumulated comprehensive income (loss) will be recognized immediately in earnings if the contracts are no longer effective or the forecasted transactions are not expected to occur.

An asset of $0.1 million ($63 thousand net of tax) and a liability of $0.5 million ($0.3 million net of tax) have been recognized in the consolidated financial statements at June 30, 2004 and 2003, respectively, for the mark-to-market adjustment on the interest rate swap contracts with the offsetting net of tax amount recorded in accumulated other comprehensive loss.

The Company has several other notes payable with a total outstanding balance of $0.1 million at June 30, 2004. Payments on the notes payable are made monthly with maturity dates no later than fiscal 2008.

The aggregate maturities of long-term debt for the five years ending June 30 are: 2005, $1.3 million; 2006, $17.6 million; 2007, $8,000; 2008, $2,000 and thereafter, $0.

Note 9.    Lease Commitments

The Company leases certain land, buildings, equipment and aircraft under non-cancelable operating leases with third parties and with entities controlled by its principal shareholder and Chief Executive Officer. See Note 14.

The aggregate minimum rent commitment under non-cancelable operating leases for the five years ending June 30 are: 2005, $1.7 million; 2006, $0.5 million; 2007, $0.5 million; 2008, $0.4 million; 2009, $0.3 million.

Rental expense related to all operating leases was approximately $2.8 million for fiscal 2004 and 2003, respectively, and $2.7 million for fiscal 2002.

During fiscal 2004, the Company determined that it is a guarantor of a lease agreement related to a facility operated by its former subsidiary, Pentagon. See Note 15.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2004, 2003 and 2002)

Note 10.    Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Year Ended June 30,
	2004	2003	2002
	(in thousands)
Current:
Federal	$69	$1,025	$93
International	24	32	40
State and local	76	85	172

	169	1,142	305
Deferred	(401)	294	(286)
Allocation to discontinued operations	—	(272)	1,153

	$(232)	$1,164	$1,172

Differences arising between the provision (benefit) for income taxes related to continuing operations and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes are as follows:

	Year Ended June 30,
	2004	2003	2002
Federal tax at statutory rate	34.0%	34.0%	34.0%
State and local taxes (net of federal benefit)	2.4	0.9	3.4
Decrease in valuation allowance for deferred tax assets	—	—	(6.4)
Nondeductible goodwill relating to acquisitions	—	—	3.1
Other non-deductible expenses and non-United States tax rates	(10.4)	1.7	3.3

	26.0%	36.6%	37.4%

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2004, 2003 and 2002)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,
	2004	2003
	(in thousands)
Deferred tax assets:
Bad debt reserves	$495	$389
Interest rate swap	—	188
Workers compensation reserves	1,241	1,039
Capital loss carry-forward	3,584	3,584
Loss on sale of subsidiary and other liabilities	17	109
Intangible assets	1,148	1,187
Other	294	344

	6,779	6,840
Deferred tax asset valuation allowance	(3,584)	(3,584)

Total deferred tax assets net of valuation allowance	$3,195	$3,256

Deferred tax liabilities:
Property and equipment	$4,553	$4,775
Interest rate swap	42	—
Prepaid expenses	368	420

Total deferred tax liabilities	$4,963	$5,195

Net deferred tax liabilities	$1,768	$1,939

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

At June 30, 2004, the Company has $9.0 million of capital loss carry-forwards. These capital loss carry-forwards expire in 2006 and may only be utilized to offset capital gains. At June 30, 2004, a full valuation allowance has been provided for these capital loss carry-forwards.

The Company establishes reserves when, despite its belief that its tax return positions are fully supportable, it believes that certain positions are likely to be challenged and may result in an unfavorable outcome. The Company adjusts these reserves in light of changing facts and circumstances, such as the progress of a tax audit. A number of years may elapse before a particular tax matter, for which the company has established a reserve, is audited and resolved. While it is often difficult to predict the final outcome or the timing of resolution, the Company believes that its reserves reflect the probable outcome of known tax contingences. An unfavorable settlement of any particular tax matter would require the use of the Company’s cash. A favorable settlement of any particular tax matter would be recognized as a reduction to the Company’s effective tax rate in the year of resolution.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2004, 2003 and 2002)

Note 11.    Employee Benefits

The Company sponsors a Savings Plan, which qualifies for tax-deferred contributions under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), that covers substantially all employees of the Company who are over 21 years of age with at least three months of continuous service. Contributions by eligible employees are matched at a rate of 50% of the first 6% of the employee’s contributed earnings. The Company may make additional discretionary contributions to the 401(k) Plan. Matching contributions approximated $0.3 million, $0.2 million and $0.3 million for fiscal 2004, 2003 and 2002, respectively.

Note 12.    Stock Option Plans

1994 Stock Option Plan    The Company’s 1994 Stock Option Plan (the “1994 Plan”) provided for the granting of up to 1,000,000 stock options to key management personnel. Effective with the Company’s initial public offering in fiscal 1998, no additional options will be granted under the 1994 Plan and the Company’s repurchase obligation upon exercise of stock options was terminated. As of June 30, 2004, 72,000 options were outstanding at a weighted average exercise price of $3.23 per share.

1997 Stock Option Plan    On November 15, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), which provides for the granting of up to 1,200,000 stock options to officers, key employees, consultants and directors of the Company. Any options granted that lapse or are cancelled are available for re-grant under the terms of the 1997 Plan. Stock option grants may be in the form of incentive stock options, non-qualified options, or a combination thereof. The exercise price of the stock options granted will be determined by the Compensation Committee of the Board of Directors of the Company which, in the case of incentive stock options, shall be equal to or greater than the market value per share on the date of grant and, in the case of non-qualified options shall not be less than 85% of the market value per share at the date of grant. The stock options vest over a period of time determined by the Compensation Committee and expire after ten years from the date of grant; however, the Compensation Committee may declare the options immediately exercisable in full upon any change in control of the Company. Non-employee directors shall be granted 2,000 non-qualified options at the first annual shareholders meeting subsequent to the adoption of the 1997 Plan at which he or she is elected a director, and 1,000 options shall be granted at each subsequent annual shareholders meeting at which he or she is re-elected as a director. Additional options may be granted to the non-employee directors at the discretion of the Compensation Committee. The non-employee director option grants vest after one full year from the date of grant and expire ten years from the date of grant. Options covering 1,341,750 shares of common stock have been granted, of which 610,150 options have been cancelled. At June 30, 2004 there were 711,250 options outstanding at a weighted average exercise price of $5.17 per share.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2004, 2003 and 2002)

The following table summarizes stock option activity for the years ended June 30, 2004, 2003 and 2002:

	Number of Options (#)	Weighted Average Exercise Price Per Share ($)
	(in thousands, except per share data)
Outstanding at June 30, 2001	1,462	5.94
Granted	459	1.85
Expired or cancelled	(178)	6.97

Outstanding at June 30, 2002	1,743	4.73
Granted	22	1.90
Expired or cancelled	(55)	3.21

Outstanding at June 30, 2003	1,710	4.74
Granted	47	2.06
Exercised	(19)	1.85
Expired or cancelled	(955)	4.46

Outstanding at June 30, 2004	783	5.00

The following table summarizes information about stock options outstanding at June 30, 2004:

		Options Outstanding		Options Exercisable
Range of Exercise Price ($)	Options (#)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price ($)	Options (#)	Weighted Average Exercise Price ($)
	(in thousands, except per share and year data)
1.25- 2.24	415	7.8	1.87	193	1.84
2.25- 3.23	72	3.0	3.23	72	3.23
8.63-13.13	296	3.8	9.80	296	9.80

	783	5.5	5.00	561	6.22

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2004, 2003 and 2002)

Note 13.    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended June 30,
	2004	2003	2002
Numerator for basic and diluted earnings (loss) per share-net income (loss) from:
Continuing operations	$(663)	$(5,212)	$1,550
Discontinued operations	—	446	1,213

Income (loss) before cumulative effect of change in accounting principle	(663)	(4,766)	2,763
Cumulative effect of change in accounting principle	—	(2,845)	—

Net income (loss)	$(663)	$(7,611)	$2,763

Denominator for basic earnings (loss) per share-weighted average common shares	10,838	10,940	10,940

Effect of dilutive securities:
Dilutive employee stock options	—	—	2

Denominator for diluted earnings (loss) per share-adjusted weighted average common shares and assumed conversions	10,838	10,940	10,942

Net income (loss) per share, basic and dilutive:
Continuing operations	$(0.06)	$(0.48)	$0.14
Discontinued operations	—	0.04	0.11

Income (loss) before cumulative effect of change in accounting principle	(0.06)	(0.44)	0.25
Cumulative effect of change in accounting principle	—	(0.26)	—

Net income (loss) per share	$(0.06)	$(0.70)	$0.25

Options to purchase 368,250, 1,279,550 and 1,738,550 shares of common stock at a weighted average price of $8.52, $5.72 and $4.74 per share, respectively, were outstanding during fiscal 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 415,000 and 430,000 shares of common stock at a weighted average price of $1.87 and $1.84 per share were outstanding during fiscal 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the fiscal years ended June 30, 2004 and 2003 and, therefore, the effect would be antidilutive.

Note 14.    Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $2.1 million, $2.0 million and $1.9 million for fiscal 2004, 2003 and 2002, respectively. These transactions are

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2004, 2003 and 2002)

reviewed periodically by the Company’s Audit Committee. Based on such review, the Company believes that these transactions are on terms at least as favorable as those that could be obtained from an independent third party.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and CEO. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges for fiscal years 2004, 2003 and 2002 were approximately $212,000, $196,000, and $346,000, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense. During fiscal 2004, the Company also sold existing equipment to Pro-Kleen for cash proceeds of $204,000. The sale was reviewed and approved by the Company’s Audit Committee.

Note 15.    Commitments and Contingencies

During fiscal 2004, the Company determined that it is a guarantor of a lease agreement related to a facility operated by its former subsidiary, Pentagon. The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of June 30, 2004, the Company believes its maximum potential liability is $1.9 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like.

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

Note 16.    Segment Reporting

The Company operates under three separate segments that are integral to a wide variety of manufacturing processes. These three segments are Industrial Cleaning and Facility Maintenance, Industrial Container Cleaning and Industrial Process Water Purification and Chemical Cleaning. A discussion of each segment is set forth below.

Industrial Cleaning and Facility Maintenance.    The Company provides industrial cleaning of, and facility maintenance services to, critical operating equipment for industrial customers primarily at their facilities. The typical industries served by this segment include the automotive, utility, steel, pulp and paper, manufacturing and construction industries. The Company provides its industrial cleaning and facility maintenance services on a daily recurring basis, a project-by-project basis, as well as pursuant to longer-term arrangements. The Company’s services principally include: dry vacuuming, wet vacuuming, industrial power washing, water blasting, ultra-high pressure water blasting and cryojetic cleaning. These services have been provided for over 30 years. The labor support business (the “Facility Support Division”) of the Industrial Cleaning and Facility Maintenance segment provides support to customers’ ongoing maintenance of their facilities as well as cleaning services that help customers to maximize the performance of their production processes through effective cleaning, leading to increased efficiency and productivity in their facilities.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2004, 2003 and 2002)

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

Industrial Process Water Purification and Chemical Cleaning.    The Company provides pure feed water to customers primarily in the utility, manufacturing and automotive industries. The Company can also provide water purification equipment on an emergency response basis when customers’ existing water purification systems are temporarily out of service or cannot meet the existing demand. The Chemical Cleaning business unit of the Industrial Process Water Purification segment provides chemical cleaning services on heat exchange equipment on a project-by-project basis primarily for customers in the utility, pulp and paper and manufacturing industries.

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

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2004, 2003 and 2002)

Commencing in fiscal 2004, the Company changed its internal reporting structure to better align the operations with customer needs. As a result of this change, the Chemical Cleaning business unit, previously reported under the Industrial Cleaning and Facility Maintenance segment, is now reported under the Industrial Water Process Purification and Chemical Cleaning segment. The amounts presented for prior periods have been reclassified to reflect this change in segments. Summarized financial information for the Company’s reportable segments is shown in the following table:

	Year Ended June 30,
	2004	2003	2002
	(in thousands)
Revenue
Industrial Cleaning and Facility Maintenance	$67,474	$79,843	$69,955
Industrial Container Cleaning	11,172	11,338	11,090
Industrial Water Process Purification and Chemical Cleaning	10,479	11,640	9,833

Total	$89,125	$102,821	$90,878

Depreciation and Amortization
Industrial Cleaning and Facility Maintenance	$5,280	$6,255	$6,678
Industrial Container Cleaning	1,469	2,075	1,815
Industrial Water Process Purification and Chemical Cleaning	2,031	1,798	1,402
Other(1)	—	49	132

Total	$8,780	$10,177	$10,027

Operating Income (Loss)
Industrial Cleaning and Facility Maintenance	$(1,724)	$3,055	$3,533
Industrial Container Cleaning	1,859	279	637
Industrial Water Process Purification and Chemical Cleaning	99	1,741	1,540

Total	$234	$5,075	$5,710

Total Assets
Industrial Cleaning and Facility Maintenance	$32,370	$37,711	$39,845
Industrial Container Cleaning	12,329	13,739	19,785
Industrial Water Process Purification and Chemical Cleaning	10,562	11,577	9,383
Other(2)	9,430	10,043	16,802

Total	$64,691	$73,070	$85,815

Capital Expenditures
Industrial Cleaning and Facility Maintenance	$2,635	$3,286	$1,812
Industrial Container Cleaning	106	252	983
Industrial Water Process Purification and Chemical Cleaning	867	3,812	4,220
Other(2)	71	61	37

Total	$3,679	$7,411	$7,052

(1)	Other represents the depreciation and amortization associated with discontinued operations.
(2)	Other consists of assets and capital expenditures related to corporate for fiscal 2004; other consists of assets and capital expenditures related to corporate and discontinued operations for fiscal 2003 and 2002.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2004, 2003 and 2002)

Note 17.    Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	September 30	December 31	March 31	June 30
	(in thousands, except per share data)
Fiscal 2004
Revenues	$19,660	$22,315	$22,833	$24,317
Gross profit	2,643	4,225	4,662	5,823
Income (loss) from operations	(2,231)	(29)	938	1,556
Income (loss) from continuing operations	(1,433)	(570)	455	885
Net income (loss)	(1,433)	(570)	455	885
Net income (loss) per share, basic and dilutive	(0.13)	(0.05)	0.04	0.08

Fiscal 2003
Revenues	$24,024	$23,982	$24,144	$30,671
Gross profit	4,825	5,247	6,017	7,439
Income from operations	191	1,182	1,965	1,737
Income (loss) from continuing operations(1)	(215)	240	559	(5,796)
Income from discontinued operations, net of tax	12	31	41	362
Income (loss) before cumulative effect of change in accounting principle	(203)	271	600	(5,434)
Cumulative effect of change in accounting principle(2)	(2,845)	—	—	—
Net income (loss)(1)(2)	(3,048)	271	600	(5,434)
Net income (loss) per share, basic and dilutive:
Continuing operations	(0.02)	0.02	0.05	(0.53)
Discontinued operations	—	—	—	0.04
Income (loss) before cumulative effect of change in accounting principle	(0.02)	0.02	0.05	(0.49)
Cumulative effect of change in accounting principle	(0.26)	—	—	—
Net income (loss)	(0.28)	0.02	0.05	(0.49)

(1)	The quarter ended June 30, 2003 includes the Company’s equity in a goodwill impairment loss recorded by its affiliate, Pentagon, and a $3.8 million other than temporary impairment charge to fully write-off the Company’s remaining investment in Pentagon.
(2)	The quarter ended September 30, 2002 includes the Company’s transitional goodwill impairment loss of $2.8 million recorded as a result of the adoption of SFAS No. 142.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 15, 2004, the Audit Committee of the Board of Directors of MPW Industrial Services Group, Inc. (the “Company”) dismissed its independent registered public accounting firm, Ernst & Young LLP, and determined to appoint KPMG LLP as its new independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending June 30, 2005. The change was the result of a competitive bidding process involving several accounting firms. Ernst & Young LLP’s dismissal is effective on September 24, 2004.

The reports of Ernst & Young LLP on the consolidated financial statements for the years ended June 30, 2004, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion and were not qualified or

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2004, 2003 and 2002)

modified as to uncertainty, audit scope or accounting principles, except that its audit report for fiscal 2003 was modified to reflect a change in the Company’s method of accounting for goodwill in 2003 in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

In connection with its audits for the two most recent years ended June 30, 2004 and through September 24, 2004, there have been no disagreements between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure (as defined in Item 304(a)(1)(iv) of Regulation S-K), and there were no reportable events (as defined by Item 304(a)(1)(v) of Regulation S-K).

During the Company’s two most recent years ended June 30, 2003, and through September 24, 2004, neither the Company nor anyone on its behalf consulted with KPMG LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that as of that date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

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

Item 9B.    Other Information

None

PART III

Item 10.    Directors and Executive Officers

The information required by Item 401 of Regulation S-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned “Election of Directors” in MPW’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 1, 2004 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information regarding the executive officers of the Company required by Item 401 of Regulation S-K, see “Supplemental Item.—Executive Officers of the Company” in Part I of this Form 10-K.

Item 11.    Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation and Other Information” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 15.    Exhibits and Financial Statement Schedules

(a)  1.    The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2004 and 2003

Consolidated Statements of Operations for the Years Ended June 30, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003 and 2002

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

3.    Exhibits

The following Exhibits are included in this Annual Report on Form 10-K:

3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

10(a)	Amended and Restated 1997 Stock Option Plan (filed as exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference)*

10(b)	Lease for Hebron, Ohio facility (filed as exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(c)	Lease for Newark, Ohio facility (filed as exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(d)	First Lease Amendment for Chesterfield, Michigan facility (filed as exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(e)	Aircraft Purchase Agreement (filed as exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(f)	Aircraft Lease (filed as exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(g)	Form of Severance Agreement by and between MPW Industrial Services Group, Inc. and Executive Officers (filed as Exhibit 10(e) to the Company’s Registration Statement on form S-1 (Registration No. 333-36887) originally filed with the Securities and Exchange Commission on October 1, 1997 (the “Registration Statement”) and incorporated herein by reference)*

10(h)	Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and Directors (filed as Exhibit 10(f) to the Company’s Registration Statement and incorporated herein by reference)*

10(i)	Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and persons who are a Director and an Officer (filed as Exhibit 10(g) to the Company’s Registration Statement and incorporated herein by reference)*

10(j)	Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and Executive Officers (filed as Exhibit 10(h) to the Company’s Registration Statement and incorporated herein by reference)*

10(k)	Lease for Newark, Ohio additional facility (filed as Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999, and incorporated herein by reference)

10(l)	Lease for Hebron, Ohio land (filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(m)	Recapitalization Agreement, dated April 25, 2000, by and among the Company, Pentagon Technologies Group, Inc., MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnerships and BCP III Affiliates Fund Limited Partnership (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 3, 2000, and incorporated herein by reference)

10(n)	Amendment No. 1 to Recapitalization Agreement, dated as of July 17, 2000, by and among the Company, Pentagon Technologies Group, Inc., MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnerships, BCP III Affiliates Fund Limited Partnership, PPM America Private Equity Fund, L.P., Old Hickory Fund I, LLC, and Antares Capital Corporation (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 3, 2000, and incorporated herein by reference)

10(o)	Stock Purchase Agreement, dated as of May 10, 2001, by and among MPW Industrial Services Group, Inc., MPW Management Services Corp., CLARCOR Filtration Products, Inc. and CLARCOR Inc. (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference)

10(p)	Lease for Rockport, Indiana facility (filed as Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(q)	Lease for Chesterfield, Michigan additional facility (filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(r)	Credit Agreement, dated June 18, 2002, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(s)	Aircraft Lease (filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)

10(t)	First Amendment of Credit Agreement, dated April 27, 2004, among the Company and its subsidiaries, Bank One, NA and National City Bank

10(u)	Second Amendment of Credit Agreement, dated August 6, 2004, among the Company and its subsidiaries, Bank One, NA and National City Bank

16	Letter Regarding Change in Certifying Accountants

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

(b)  The response to this portion of Item 15 is included as Exhibits to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of September, 2004.

MPW INDUSTRIAL SERVICES GROUP, INC.

By:	/s/ ROBERT VALENTINE
Robert Valentine
Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on September 24, 2004.

Signature	Title

/s/ MONTE R. BLACK Monte R. Black	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ ROBERT VALENTINE Robert Valentine	Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ ALFRED FRIEDMAN Alfred Friedman	Director

/s/ PETE A. KLISARES Pete A. Klisares	Director

/s/ TIMOTHY A. WALSH Timothy A. Walsh	Director

/s/ LUKE FECK Luke Feck	Director

EXHIBIT INDEX

3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

10(a)	Amended and Restated 1997 Stock Option Plan (filed as exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference)*

10(b)	Lease for Hebron, Ohio facility (filed as exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(c)	Lease for Newark, Ohio facility (filed as exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(d)	First Lease Amendment for Chesterfield, Michigan facility (filed as exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(e)	Aircraft Purchase Agreement (filed as exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(f)	Aircraft Lease (filed as exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(g)	Form of Severance Agreement by and between MPW Industrial Services Group, Inc. and Executive Officers (filed as Exhibit 10(e) to the Company’s Registration Statement on form S-1 (Registration No. 333-36887) originally filed with the Securities and Exchange Commission on October 1, 1997 (the “Registration Statement”) and incorporated herein by reference)*

10(h)	Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and Directors (filed as Exhibit 10(f) to the Company’s Registration Statement and incorporated herein by reference)*

10(i)	Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and persons who are a Director and an Officer (filed as Exhibit 10(g) to the Company’s Registration Statement and incorporated herein by reference)*

10(j)	Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and Executive Officers (filed as Exhibit 10(h) to the Company’s Registration Statement and incorporated herein by reference)*

10(k)	Lease for Newark, Ohio additional facility (filed as Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999, and incorporated herein by reference)

10(l)	Lease for Hebron, Ohio land (filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(m)	Recapitalization Agreement, dated April 25, 2000, by and among the Company, Pentagon Technologies Group, Inc., MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnerships and BCP III Affiliates Fund Limited Partnership (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 3, 2000, and incorporated herein by reference)

10(n)	Amendment No. 1 to Recapitalization Agreement, dated as of July 17, 2000, by and among the Company, Pentagon Technologies Group, Inc., MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnerships, BCP III Affiliates Fund Limited Partnership, PPM America Private Equity Fund, L.P., Old Hickory Fund I, LLC, and Antares Capital Corporation (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 3, 2000, and incorporated herein by reference)

10(o)	Stock Purchase Agreement, dated as of May 10, 2001, by and among MPW Industrial Services Group, Inc., MPW Management Services Corp., CLARCOR Filtration Products, Inc. and CLARCOR Inc. (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference)

10(p)	Lease for Rockport, Indiana facility (filed as Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(q)	Lease for Chesterfield, Michigan additional facility (filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(r)	Credit Agreement, dated June 18, 2002, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(s)	Aircraft Lease (filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)

10(t)	First Amendment of Credit Agreement, dated April 27, 2004, among the Company and its subsidiaries, Bank One, NA and National City Bank

10(u)	Second Amendment of Credit Agreement, dated August 6, 2004, among the Company and its subsidiaries, Bank One, NA and National City Bank

16	Letter Regarding Change in Certifying Accountants

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.