Form 10-Q
period 2004-09-30
MPW INDUSTRIAL SERVICES GROUP INC
filed 2004-11-15
CIK 1047098

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, 10,708,707 shares of the issuer’s common stock, without par value, were outstanding.

MPW INDUSTRIAL SERVICES GROUP, INC.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004	June 30, 2004
	(unaudited)
ASSETS
Cash	$1,295	$2,237
Accounts receivable, net	15,847	14,866
Inventories	2,181	2,119
Deferred income taxes	1,784	1,679
Prepaid expenses	738	1,070
Other current assets	34	2

Total current assets	21,879	21,973

Property and equipment, net	29,685	30,198
Goodwill	6,044	6,044
Other intangibles, net	6,146	6,284
Other assets	86	192

Total assets	$63,840	$64,691

LIABILITIES
Accounts payable	$3,013	$3,513
Accrued compensation and related taxes	2,091	1,902
Current maturities of long-term debt	1,247	1,261
Other accrued liabilities	5,621	5,608

Total current liabilities	11,972	12,284

Long-term debt	17,323	17,631
Deferred income taxes	3,136	3,447

Total liabilities	32,431	33,362

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,708,707 shares issued and outstanding at September 30, 2004 and June 30, 2004, respectively	107	107
Additional paid-in capital	40,921	40,921
Accumulated deficit	(9,593)	(9,690)
Accumulated other comprehensive loss	(26)	(9)

Total shareholders’ equity	31,409	31,329

Total liabilities and shareholders’ equity	$63,840	$64,691

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Three Months Ended September 30,
	2004	2003
	(unaudited)
Revenues	$22,825	$19,660
Cost of services (including depreciation)	18,038	17,017

Gross profit	4,787	2,643
Selling, general and administrative expenses	4,341	4,874

Income (loss) from operations	446	(2,231)
Interest expense, net	284	283

Income (loss) from operations before income taxes (benefit)	162	(2,514)
Provision (benefit) for income taxes	65	(1,081)

Net income (loss)	$97	$(1,433)

Net income (loss) per share, basic and diluted	$0.01	$(0.13)

Weighted average shares outstanding	10,709	10,944
Weighted average shares outstanding, assuming dilution	10,768	10,944

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$97	$(1,433)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,889	2,160
Amortization	138	154
(Gain) loss on disposal of assets	(8)	8
Change in deferred income taxes	(377)	(103)
Changes in operating assets and liabilities:
Accounts receivable	(981)	5,740
Inventories	(62)	9
Prepaid expenses and other assets	309	234
Accounts payable	(459)	(4,924)
Other accrued liabilities	202	(2,663)

Net cash provided by (used in) operating activities	748	(818)

Cash flows from investing activities:
Purchases of property and equipment	(1,390)	(1,403)
Proceeds from the disposal of property and equipment	22	—

Net cash used in investing activities	(1,368)	(1,403)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	20
Payments on revolving credit facility	(300)	(300)
Payments on notes payable	(22)	(31)

Net cash used in financing activities	(322)	(311)

Decrease in cash	(942)	(2,532)
Cash at beginning of year	2,237	2,726

Cash at end of period	$1,295	$194

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended September 30, 2004 and 2003, respectively, in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 (“Annual Report”). The results of operations for the three months ended September 30, 2004 and 2003, respectively, are not necessarily indicative of the results for the full year.

Property and Equipment Property and equipment is net of accumulated depreciation of $66.4 million and $64.8 million at September 30, 2004 and June 30, 2004, respectively.

Comprehensive Income (Loss) Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that an enterprise report the change in its equity during the period from non-owner sources as other comprehensive income (loss). The Company has evaluated the statement and determined that the only items in addition to net income (loss) that would be included in comprehensive income (loss) are the foreign currency translation adjustment and the mark-to-market adjustment on interest rate swaps. Comprehensive income (loss) for the three months ended September 30, 2004 and 2003 was $0.1 million and $(1.3) million, respectively.

Stock Options As of September 30, 2004, the Company has two stock-based compensation plans, which are described in detail in the annual report on Form 10-K for the year ended June 30, 2004. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in the Company’s net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in accordance with the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

	Three Months Ended September 30,
	2004	2003
	(in thousands, except per share data)
Net income (loss):
As reported	$97	$(1,433)
Less: Stock-based compensation determined under fair value based method for all awards, net of related tax effects	(13)	(26)

Pro forma net income (loss)	$84	$(1,459)

Net income (loss) per share, basic and diluted:
As reported	$0.01	$(0.13)

Pro forma	$0.01	$(0.13)

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(unaudited)

Use of Estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Note 2. Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
	2004	2003
	(in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$97	$(1,433)

Denominator for basic net income (loss) per share:
Weighted average common shares	10,709	10,944
Effect of dilutive securities:
Dilutive employee stock options	59	—

Denominator for diluted net income (loss) per share-adjusted weighted average common shares and assumed conversions	10,768	10,944

Net income (loss) per share, basic and diluted	$0.01	$(0.13)

Options to purchase 387,750 and 962,750 shares of common stock at a weighted average price of $8.16 and $5.30 per share were outstanding during the three months ended September 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 447,500 shares of common stock at a weighted average price of $1.85 per share were outstanding during the three months ended September 30, 2003, respectively, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the three months ended September 30, 2003 and, therefore, the effect would be antidilutive.

Note 3. Long Term Debt

In June 2002, the Company entered into a credit agreement with its principal banks (the “Credit Facility”). The Credit Facility provides the Company with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. As of September 30, 2004, excluding outstanding borrowings and letters of credit, there was $13.1 million available under the Credit Facility. The Credit Facility is subject to two one-year extensions by the banks at the request of the Company. Subsequent to September 30, 2004, the Credit Facility’s expiration was extended to October 1, 2005.

Note 4. Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for business meetings, entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $0.5 million for the three months ended September 30, 2004 and 2003. These transactions are approved and reviewed quarterly by the Company’s Audit Committee. Based on such review, the Company believes that these transactions are on terms at least as favorable as those that could be obtained from an independent third party.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(unaudited)

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges were approximately $95,000 and $6,000 for the three months ended September 30, 2004 and 2003, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense.

Note 5. Commitments and Contingencies

In fiscal 1999, the Company entered into a guaranty of a lease agreement related to a facility operated by its former subsidiary, Pentagon Technologies Group, Inc. (“Pentagon”). The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of September 30, 2004, the Company believes its maximum potential liability is $1.8 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like.

Note 6. Segment Reporting

Summarized financial information for the Company’s reportable segments is set forth below. Expenses associated with the Company’s corporate headquarters are fully allocated to the segments. Corporate staff support services that are attributable to the operating segments are allocated based on each segment’s percentage of total revenues. General corporate expenses not specifically attributable to the operating segments are allocated to each reportable segment equally.

Commencing in the first quarter of fiscal 2005, the Company changed its internal reporting structure to better align the operations with customer needs. As a result of this change, the Chemical Cleaning business unit, previously reported under the Industrial Water Process Purification segment, is being reported in the Industrial Cleaning and Facility Maintenance segment. In addition, the Recovery Technologies business unit, previously reported under the Industrial Cleaning and Facility Maintenance segment, is being reported in the Other category. The amounts presented for prior periods have been reclassified to reflect this change in segments.

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Revenue
Industrial Cleaning and Facility Maintenance	$18,186	$15,159
Industrial Container Cleaning	2,577	2,753
Industrial Water Process Purification	1,739	1,738
Other	323	10

Total	$22,825	$19,660

Income (Loss) from Operations
Industrial Cleaning and Facility Maintenance	$351	$(2,468)
Industrial Container Cleaning	314	425
Industrial Water Process Purification	(195)	(55)
Other	(24)	(133)

Total	$446	$(2,231)

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

The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q. The following information should also be read in conjunction with the Audited Consolidated Financial Statements and related notes and MD&A for the year ended June 30, 2004 as contained in the Company’s Annual Report on Form 10-K.

Overview

MPW is a leading provider of integrated, technically-based industrial cleaning and related facilities support services to a broad array of industries in North America on a daily recurring basis, a project-by-project basis, as well as pursuant to longer-term arrangements. The Company has over 35 branch locations in 13 states and Canada and operates principally under three reportable segments: Industrial Cleaning and Facility Maintenance, Industrial Container Cleaning and Industrial Process Water Purification.

The results of our operations are mainly driven by two factors, customer demand and pricing. Many of our significant customers operate in industries, such as the automotive, steel, manufacturing, pulp and paper and utility industries, which are subject to work stoppages and slowdowns and have historically shown sensitivity to recessions and other adverse conditions in the general economy. During the first quarter of fiscal 2005, the Company saw improvement in customer demand with higher volumes of both base and outage work, primarily in the Industrial Cleaning and Facility Maintenance segment. In addition, the industrial services industry is highly competitive and fragmented, resulting in continuous pressure to reduce prices. In some cases, this pressure has caused us to either reduce pricing or lose business.

Our focus in the prior year and going forward is to minimize the peaks and valleys associated with the variability in customer demand by increasing our cross-marketing efforts to offer our diversified services to all existing and new customers, seeking additional long-term contractual arrangements and creating new service lines to complement our current offerings.

Results of Operations

The following table sets forth revenue and income (loss) from operations by segment for the three months ended September 30, 2004 and 2003. Expenses associated with the Company’s corporate headquarters are fully allocated to the segments. Corporate staff support services that are attributable to the operating segments are allocated based on each segment’s percentage of total revenues. General corporate expenses not specifically attributable to the operating segments are allocated to each reportable segment equally.

Commencing in the first quarter of fiscal 2005, the Company changed its internal reporting structure to better align the operations with customer needs. As a result of this change, the Chemical Cleaning business unit, previously reported under the Industrial Water Process Purification segment, is being reported in the Industrial Cleaning and Facility Maintenance segment. In addition, the Recovery Technologies business unit, previously reported under the Industrial Cleaning and Facility Maintenance segment, is being reported in the Other category. The amounts presented for prior periods have been reclassified to reflect this change in segments.

	Three Months Ended September 30,
	2004		2003
	Actual	% of Revenue	Actual	% of Revenue
	(unaudited; in thousands)
Revenue
Industrial Cleaning and Facility Maintenance	$18,186	79.7%	$15,159	77.1%
Industrial Container Cleaning	2,577	11.3	2,753	14.0
Industrial Water Process Purification	1,739	7.6	1,738	8.8
Other	323	1.4	10	0.1

Total revenue	22,825	100.0	19,660	100.0

Cost of services (including depreciation)	18,038	79.0	17,017	86.5

Gross profit	4,787	21.0	2,643	13.5

Selling, general and administrative expenses	4,341	19.0	4,874	24.8

Income (loss) from operations
Industrial Cleaning and Facility Maintenance	351	1.9	(2,468)	(16.3)
Industrial Container Cleaning	314	12.2	425	15.4
Industrial Water Process Purification	(195)	(11.2)	(55)	(3.2)
Other	(24)	(7.4)	(133)	(1,330.0)

Total income (loss) from operations	446	2.0	(2,231)	(11.3)

Interest expense, net	284	1.2	283	1.4

Income (loss) from operations before income taxes (benefit)	162	0.8	(2,514)	(12.7)
Provision (benefit) for income taxes	65	0.3	(1,081)	(5.5)

Net income (loss)	$97	0.5%	$(1,433)	(7.2)%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues. Revenues increased 16.1% to $22.8 million in the first quarter of fiscal 2005 from $19.7 million in the same prior year period. The increase in revenues was primarily the result of several non-recurring projects and additional base and outage work for several new and existing customers within the Industrial Cleaning and Facility Maintenance (“Industrial Cleaning”) segment.

Cost of Services. Total cost of services was $18.0 million for the three months ended September 30, 2004 compared to $17.0 million for the three months ended September 30, 2003. Cost of services as a percentage of revenue decreased to 79.0% in the first quarter of fiscal 2005 from 86.5% in the prior year period. This decrease was primarily driven by fixed labor costs combined with increased revenues in the Industrial Cleaning segment, decreased operating supply costs due to better management of inventory levels, less reliance on subcontract services and lower depreciation expense, slightly offset by increased travel costs related to several outages and non-recurring projects as previously mentioned.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4.3 million, or 19.0% as a percentage of revenue, in the first quarter of fiscal 2005 from $4.9 million, or 24.8% as a percentage of revenue, in the same prior year period. The decrease was primarily due to decreased bad debt expense as the prior year included a $1.1 million charge related to a customer that filed bankruptcy, offset by increased incentive compensation expense, commissions, repair and maintenance costs, charitable contributions, various administrative costs and a favorable sales tax refund received in the prior year.

Income (Loss) from Operations. Income (loss) from operations was $0.4 million for the three months ended September 30, 2004 compared to $(2.2) million for the three months ended September 30, 2003. As a percentage of revenue, income from operations increased to 2.0% in the first quarter of fiscal 2005 from (11.3)% in the prior year period primarily related to the factors discussed above.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for the three months ended September 30, 2004 and 2003 reflects an effective annual income tax rate of 40% and 43%, respectively.

Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for business meetings, entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $0.5 million for the three months ended September 30, 2004 and 2003. These transactions are approved and reviewed quarterly by the Company’s Audit Committee. Based on such review, the Company believes that these transactions are on terms at least as favorable as those that could be obtained from an independent third party.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges were approximately $95,000 and $6,000 for the three months ended September 30, 2004 and 2003, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repair and maintenance or labor expense.

Commitments and Contingencies

In fiscal 1999, the Company entered into a guaranty of a lease agreement related to a facility operated by its former subsidiary, Pentagon Technologies Group, Inc. (“Pentagon”). The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of September 30, 2004, the Company believes its maximum potential liability is $1.8 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like.

Liquidity and Capital Resources

During the first quarter of fiscal 2005, the Company generated $0.7 million in cash from operating activities, representing a $1.6 million increase from the same prior year period. The increase was primarily the result of higher earnings from operations. Working capital of $9.9 million at September 30, 2004 increased slightly from $9.7 million from June 30, 2004.

The Company’s primary investing and financing activities during the first quarter of fiscal 2005 included spending $1.4 million on capital projects and paying $0.3 million on long-term debt. These transactions were funded by the cash flows from the Company’s operations.

The Company’s short-term and long-term liquidity needs are primarily served by a credit agreement with its principal banks (the “Credit Facility”). The Credit Facility provides the Company with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. As of September 30, 2004, excluding outstanding borrowings and letters of credit, there was $13.1 million available under the Credit Facility. The Credit Facility is subject to two one-year extensions by the banks at the request of the Company. Subsequent to September 30, 2004, the Credit Facility’s expiration was extended to October 1, 2005.

The Credit Facility is secured by substantially all of the Company’s assets and is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus the applicable margin rate of 2.25%. The Company also pays a commitment fee of 0.45% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility also contains covenants that prohibit the payment of cash dividends. As of September 30, 2004, outstanding borrowings under the Credit Facility were $18.5 million.

The Company has two pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate, which mature in June 2006. The objective of the hedge is to eliminate the variability of cash flows related to interest rate payments on the Company’s variable rate debt. As of September 30, 2004, the swap agreements have a notional amount of $9.0 million and $10.0 million and effectively lock in a portion of the Company’s variable rate revolving credit liability at fixed rates of 2.61% and 2.80%, respectively, plus the Company’s applicable margin. These swap agreements are accounted for as cash flow hedges, as defined under SFAS No. 133, Accounting for Derivative and Hedging Activities. The Company adjusts the pay-fixed interest rate swaps to current market values through other comprehensive income (loss). The Company anticipates that these contracts will continue to be effective. The gain/(loss) deferred in accumulated comprehensive income (loss) will be recognized immediately in earnings if the contracts are no longer effective or the forecasted transactions are not expected to occur.

Critical Accounting Policies

Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company’s critical accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Annual Report on Form 10-K for the year ended June 30, 2004. In addition, a summary of all of the Company’s significant accounting policies, including critical accounting policies, is included in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2004. No changes were made to the Company’s critical accounting policies during the three months ended September 30, 2004.

Inflation

The effects of inflation on the Company’s operations were not significant during the periods presented in the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company’s primary market risk exposure relates to interest rate risk. At September 30, 2004, the balance on the Credit Facility was $18.5 million, which is subject to a variable rate of interest based on the Eurodollar rate. The Company has hedged its exposure to changes in interest rates by fixing its rate of interest on $19.0 million of its variable rate credit facility through two interest rate swap agreements. Assuming borrowings at September 30, 2004, any change in interest rates would not impact net interest expense.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits.

3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

10(a)	Third Amendment of Credit Agreement, dated November 12, 2004, among the Company and its subsidiaries, Bank One, NA and National City Bank

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPW INDUSTRIAL SERVICES GROUP, INC.,
an Ohio corporation

Dated: November 15, 2004	By:	/s/ Robert Valentine
Robert Valentine
Vice President, Chief Operating Officer,
Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

10(a)	Third Amendment of Credit Agreement, dated November 12, 2004, among the Company and its subsidiaries, Bank One, NA and National City Bank

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002