Form 10-Q
period 2004-12-31
MPW INDUSTRIAL SERVICES GROUP INC
filed 2005-02-14
CIK 1047098

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of January 31, 2005, 10,708,707 shares of the issuer’s common stock, without par value, were outstanding.

MPW INDUSTRIAL SERVICES GROUP, INC.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2004	June 30, 2004
	(unaudited)
ASSETS
Cash	$725	$2,237
Accounts receivable, net	15,771	14,866
Inventories	2,351	2,119
Deferred income taxes	1,813	1,679
Prepaid expenses	1,128	1,070
Other current assets	73	2

Total current assets	21,861	21,973

Property and equipment, net	29,093	30,198
Goodwill	6,044	6,044
Other intangibles, net	6,904	6,284
Other assets	194	192

Total assets	$64,096	$64,691

LIABILITIES
Accounts payable	$3,926	$3,513
Accrued compensation and related taxes	1,981	1,902
Current maturities of long-term debt	1,237	1,261
Other accrued liabilities	5,552	5,608

Total current liabilities	12,696	12,284

Long-term debt	17,017	17,631
Deferred income taxes	2,871	3,447

Total liabilities	32,584	33,362

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,708,707 shares issued and outstanding at December 31, 2004 and June 30, 2004, respectively	107	107
Additional paid-in capital	40,921	40,921
Accumulated deficit	(9,616)	(9,690)
Accumulated other comprehensive income (loss)	100	(9)

Total shareholders’ equity	31,512	31,329

Total liabilities and shareholders’ equity	$64,096	$64,691

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(unaudited)
Revenues	$23,035	$22,315	$45,860	$41,975
Cost of services (including depreciation)	18,366	18,090	36,404	35,107

Gross profit	4,669	4,225	9,456	6,868
Selling, general and administrative expenses	4,458	4,254	8,799	9,128

Income (loss) from operations	211	(29)	657	(2,260)
Interest expense, net	263	278	547	561

Income (loss) from operations before income taxes (benefit)	(52)	(307)	110	(2,821)
Provision (benefit) for income taxes	(29)	263	36	(818)

Net income (loss)	$(23)	$(570)	$74	$(2,003)

Net income (loss) per share, basic and diluted	$—	$(0.05)	$0.01	$(0.18)

Weighted average shares outstanding	10,709	10,951	10,709	10,947
Weighted average shares outstanding, assuming dilution	10,709	10,951	10,786	10,947

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended December 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$74	$(2,003)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,746	4,221
Amortization	286	308
Loss on disposal of assets	38	44
Change in deferred income taxes	(718)	(20)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(905)	3,635
Inventories	(158)	(52)
Prepaid expenses and other assets	(111)	375
Accounts payable	510	(3,049)
Other accrued liabilities	(177)	(2,562)

Net cash provided by operating activities	2,585	897

Cash flows from investing activities:
Purchases of property and equipment	(2,496)	(2,336)
Purchases of businesses	(990)	—
Proceeds from the disposal of property and equipment	27	29

Net cash used in investing activities	(3,459)	(2,307)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	37
Proceeds from revolving credit facility	—	3,850
Payments on revolving credit facility	(600)	(4,450)
Payments on notes payable	(38)	(62)

Net cash used in financing activities	(638)	(625)

Decrease in cash	(1,512)	(2,035)
Cash at beginning of year	2,237	2,726

Cash at end of period	$725	$691

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Description of Business MPW Industrial Services Group, Inc. and its subsidiaries (the “Company”) provide technically-based services, including industrial cleaning, facility maintenance, industrial container cleaning and industrial process water purification. Such services are primarily provided at customer facilities. The Company serves customers in numerous industries including automotive, utility, manufacturing, pulp and paper, steel and chemical primarily throughout the United States and Canada.

The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended December 31, 2004 and 2003, respectively, in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 (“Annual Report”). The results of operations for the three and six months ended December 31, 2004 and 2003, respectively, are not necessarily indicative of the results for the full year.

Property and Equipment Property and equipment is net of accumulated depreciation of $67.2 million and $64.8 million at December 31, 2004 and June 30, 2004, respectively.

Comprehensive Income (Loss) Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that an enterprise report the change in its equity during the period from non-owner sources as other comprehensive income (loss). The Company has evaluated the statement and determined that the only items in addition to net income (loss) that would be included in comprehensive income (loss) are the foreign currency translation adjustment and the mark-to-market adjustment on interest rate swaps. Comprehensive income (loss) for the three months ended December 31, 2004 and 2003 was $0.1 million and $(0.5) million, respectively. Comprehensive income (loss) for the six months ended December 31, 2004 and 2003 was $0.2 million and $(1.8) million, respectively.

Stock Options As of December 31, 2004, the Company has two stock-based compensation plans, which are described in detail in the annual report on Form 10-K for the year ended June 30, 2004. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in the Company’s net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in accordance with the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss):
As reported	$(23)	$(570)	$74	$(2,003)
Less: Stock-based compensation determined under fair value based method for all awards, net of related tax effects	(18)	(13)	(31)	(39)

Pro forma net income (loss)	$(41)	$(583)	$43	$(2,042)

Net income (loss) per share, basic and diluted:
As reported	$—	$(0.05)	$0.01	$(0.18)

Pro forma	$—	$(0.05)	$0.01	$(0.19)

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(unaudited)

Use of Estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Effect of Recent Accounting Pronouncements In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment. SFAS No. 123 (revised) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. For public entities that do not file as small business issuers, the Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The potential impact to the Company related to the adoption of this Statement is quantified in the “Stock Options” of Note 1.

In December 2004, the FASB issued proposed FASB Staff Position (“FSP”) FIN 46(R)-b, Implicit Variable Interests Resulting from Related Party Relationships Under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The proposed FSP addresses whether a reporting enterprise should consider whether it has an implicit variable interest in a variable interest entity due to the existence of specific conditions of related parties. For entities to which FIN 46(R) has been applied, the guidance in this FSP shall be applied in the first reporting period beginning after the date the FSP is finalized. For entities to which FIN 46(R) has not been applied, the guidance in this FSP shall be applied in accordance with the effective date and transition provisions of FIN 46(R). The Company is still evaluating the potential impact of the proposed FSP on its financial position or results of operations.

Note 2. Acquisitions

On November 22, 2004, the Company purchased substantially all of the net assets of Hubbell’s Cleaning Systems, Inc. and Fairbanks Mobile Wash, Inc. (“Hubbell’s and Fairbanks”) for $860,000 in cash. Hubbell’s and Fairbanks specialize in environmental cleaning and facility management services, low-pressure hydroblasting and industrial wet and dry vacuum services. The purchase price has been allocated to the acquired assets based on their estimated fair value at the date of the acquisition with $640,000 being recorded to other intangibles. The other intangibles include a non-compete agreement and non-contractual customer relationship and are being amortized over five years. The Hubbell’s and Fairbanks assets are included in the Company’s Industrial Cleaning segment as of November 22, 2004. Pro forma results, including the acquired business since the beginning of the earliest period presented, would not be materially different than actual results.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(unaudited)

On December 27, 2004, the Company purchased substantially all of the net assets of the jacket water cleaning business of Blasters, Inc. (“Blasters”) for $130,000 in cash, with a maximum of $200,000 of contingent consideration payable over a three-year period which is included in other accrued liabilities. Blasters provides jacket water cleaning services to gas transmission companies. The purchase price has been allocated to the acquired assets based on their estimated fair value at the date of the acquisition with $265,000 being recorded to other intangibles. The other intangibles include a customer contract and non-contractual customer relationship and are being amortized over three to five years. The Blasters assets are included in the Company’s Industrial Cleaning segment as of December 27, 2004. Pro forma results, including the acquired business since the beginning of the earliest period presented, would not be materially different than actual results.

Note 3. Long Term Debt

In June 2002, the Company entered into a credit agreement with its principal banks (the “Credit Facility”). The Credit Facility provides the Company with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. As of December 31, 2004, excluding outstanding borrowings and letters of credit, there was $13.1 million available under the Credit Facility. The Credit Facility is subject to two one-year extensions by the banks at the request of the Company. Subsequent to December 31, 2004, the Credit Facility’s expiration was extended to January 1, 2006.

Note 4. Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(23)	$(570)	$74	$(2,003)

Denominator for basic net income (loss) per share:
Weighted average common shares	10,709	10,951	10,709	10,947
Effect of dilutive securities:
Dilutive employee stock options	—	—	77	—

Denominator for diluted net income (loss) per share-adjusted weighted average common shares and assumed conversions	10,709	10,951	10,786	10,947

Net income (loss) per share, basic and diluted	$—	$(0.05)	$0.01	$(0.18)

Options to purchase 532,250 and 444,650 shares of common stock at a weighted average price of $6.62 and $8.98 per share were outstanding during the three months ended December 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 415,000 and 945,000 shares of common stock at a weighted average price of $2.28 and $2.02 per share were outstanding during the three months ended December 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the three months ended December 31, 2004 and 2003 and, therefore, the effect would be antidilutive.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(unaudited)

Options to purchase 532,250 and 466,650 shares of common stock at a weighted average price of $6.62 and $8.67 per share were outstanding during the six months ended December 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 923,000 shares of common stock at a weighted average price of $2.01 per share were outstanding during the six months ended December 31, 2003 but were not included in the computation of diluted earnings per share because the Company reported a net loss for the six months ended December 31, 2003 and, therefore, the effect would be antidilutive.

Note 5. Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for business meetings, entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $0.5 million and $0.6 million for the three months ended December 31, 2004 and 2003, respectively. Total expenses related to these leases and to the ranch were $1.0 million and $1.1 million for the six months ended December 31, 2004 and 2003, respectively. These transactions are approved and reviewed quarterly by the Company’s Audit Committee. Based on such review, the Company believes that these transactions are on terms at least as favorable as those that could be obtained from an independent third party.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amounts of such charges were approximately $17,000 and $21,000 for the three months ended December 31, 2004 and 2003, respectively, and approximately $112,000 and $27,000 for the six months ended December 31, 2004 and 2003, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense.

Note 6. Commitments and Contingencies

In fiscal 1999, the Company entered into a guaranty of a lease agreement related to a facility operated by its former subsidiary, Pentagon Technologies Group, Inc. (“Pentagon”). The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of December 31, 2004, the Company believes its maximum potential liability is $1.7 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like.

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

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(unaudited)

Commencing in the first quarter of fiscal 2005, the Company changed its internal reporting structure to better align the operations with customer needs. As a result of this change, the Facility Maintenance and Support Services business unit, previously reported under the Industrial Cleaning and Facility Maintenance segment, is now separately reported. In addition, the Chemical Cleaning business unit, previously reported under the Industrial Water Process Purification segment, is being reported in the Industrial Cleaning segment and the Recovery Technologies business unit, previously reported under the Industrial Cleaning segment, is being reported in the Other category. The amounts presented for prior periods have been reclassified to reflect this change in segments.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Revenue
Industrial Cleaning	$13,877	$13,770	$27,755	$24,857
Facility Maintenance and Support Services	4,594	3,987	8,902	8,069
Industrial Container Cleaning	2,280	2,813	4,857	5,566
Industrial Water Process Purification	1,852	1,625	3,591	3,354
Other	432	120	755	129

Total	$23,035	$22,315	$45,860	$41,975

Income (Loss) from Operations
Industrial Cleaning	$(560)	$(918)	$(1,062)	$(4,068)
Facility Maintenance and Support Services	653	579	1,332	1,398
Industrial Container Cleaning	251	514	652	869
Industrial Water Process Purification	(151)	(100)	(259)	(222)
Other	18	(104)	(6)	(237)

Total	$211	$(29)	$657	$(2,260)

	December 31, 2004	June 30, 2004
Total Assets
Industrial Cleaning	$30,469	$29,359
Facility Maintenance and Support Services	3,523	2,425
Industrial Container Cleaning	11,558	12,329
Industrial Water Process Purification	9,274	9,336
Other (1)	9,272	11,242

Total	$64,096	$64,691

(1)	Other consists of assets related to the Recovery Technologies business unit and corporate.

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

Overview

MPW is a leading provider of integrated, technically-based industrial cleaning and related facilities support services to a broad array of industries in North America on a daily recurring basis, a project-by-project basis, as well as pursuant to longer-term arrangements. The Company has over 35 branch locations in 13 states and Canada and operates principally under four reportable segments: Industrial Cleaning, Facility Maintenance and Support Services, Industrial Container Cleaning and Industrial Process Water Purification.

The results of our operations are mainly driven by two factors, customer demand and pricing. Many of our significant customers operate in industries, such as the automotive, steel, manufacturing, pulp and paper and utility industries, which are subject to work stoppages and slowdowns and have historically shown sensitivity to recessions and other adverse conditions in the general economy. During the second quarter of fiscal 2005, we saw improvement in customer demand with higher volumes of both base and outage work, primarily in the Industrial Cleaning segment. However, we also saw a decrease in volume in our Industrial Container Cleaning segment due to a slow down in the auto industry. In addition, the industrial services industry is highly competitive and fragmented, resulting in continuous pressure to reduce prices. In some cases, this pressure has caused us to either reduce pricing or lose business.

Our focus in the prior year and going forward is to minimize the peaks and valleys associated with the variability in customer demand by increasing our cross-marketing efforts to offer our diversified services to all existing and new customers, seeking additional long-term contractual arrangements and creating new service lines to complement our current offerings.

We also continue to look for additional opportunities where we can bring together complementary skill sets, manage our risk and effectively invest our capital. The following are recent examples of this activity:

•	On November 22, 2004, the Company purchased substantially all of the net assets of Hubbell’s Cleaning Systems, Inc. and Fairbanks Mobile Wash, Inc. (“Hubbell’s and Fairbanks”) for $860,000 in cash. Hubbell’s and Fairbanks specialize in environmental cleaning and facility management services, low-pressure hydroblasting and industrial wet and dry vacuum services. The Hubbell’s and Fairbanks assets are included in the Company’s Industrial Cleaning segment as of November 22, 2004.

•	On December 27, 2004, the Company purchased substantially all of the net assets of the jacket water cleaning business of Blasters, Inc. (“Blasters”) for $130,000 in cash, with a maximum of $200,000 of contingent consideration payable over a three-year period. Blasters provides jacket water cleaning services to gas transmission companies. The Blasters assets are included in the Company’s Industrial Cleaning segment as of December 27, 2004.

Results of Operations

The following table sets forth revenue and income (loss) from operations by segment for the three and six months ended December 31, 2004 and 2003. Expenses associated with the Company’s corporate headquarters are fully allocated to the segments. Corporate staff support services that are attributable to the operating segments are allocated based on each segment’s percentage of total revenues. General corporate expenses not specifically attributable to the operating segments are allocated to each reportable segment equally.

Commencing in the first quarter of fiscal 2005, the Company changed its internal reporting structure to better align the operations with customer needs. As a result of this change, the Facility Maintenance and Support Services business unit, previously reported under the Industrial Cleaning and Facility Maintenance segment, is now separately reported. In addition, the Chemical Cleaning business unit, previously reported under the Industrial Water Process Purification segment, is being reported in the Industrial Cleaning segment and the Recovery Technologies business unit, previously reported under the Industrial Cleaning segment, is being reported in the Other category. The amounts presented for prior periods have been reclassified to reflect this change in segments.

	Three Months Ended December 31,				Six Months Ended December 31,
	2004		2003		2004		2003
	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue
	(unaudited; in thousands)
Revenue
Industrial Cleaning	$13,877	60.3%	$13,770	61.7%	$27,755	60.6%	$24,857	59.2%
Facility Maintenance and Support Services	4,594	19.9	3,987	17.9	8,902	19.4	8,069	19.2
Industrial Container Cleaning	2,280	9.9	2,813	12.6	4,857	10.6	5,566	13.3
Industrial Water Process Purification	1,852	8.0	1,625	7.3	3,591	7.8	3,354	8.0
Other	432	1.9	120	0.5	755	1.6	129	0.3

Total revenue	23,035	100.0	22,315	100.0	45,860	100.0	41,975	100.0

Cost of services (including depreciation)	18,366	79.7	18,090	81.1	36,404	79.4	35,107	83.6

Gross profit	4,669	20.3	4,225	18.9	9,456	20.6	6,868	16.4

Selling, general and administrative expenses	4,458	19.4	4,254	19.0	8,799	19.2	9,128	21.8

Income (loss) from operations
Industrial Cleaning	(560)	(4.0)	(918)	(6.7)	(1,062)	(3.8)	(4,068)	(16.4)
Facility Maintenance and Support Services	653	14.2	579	14.5	1,332	15.0	1,398	17.3
Industrial Container Cleaning	251	11.0	514	18.3	652	13.4	869	15.6
Industrial Water Process Purification	(151)	(8.2)	(100)	(6.2)	(259)	(7.2)	(222)	(6.6)
Other	18	4.2	(104)	(86.7)	(6)	(0.8)	(237)	(183.7)

Total income (loss) from operations	211	0.9	(29)	(0.1)	657	1.4	(2,260)	(5.4)

Interest expense, net	263	1.1	278	1.2	547	1.2	561	1.3

Income (loss) from operations before income taxes	(52)	(0.2)	(307)	(1.3)	110	0.2	(2,821)	(6.7)
Provision (benefit) for income taxes	(29)	(0.1)	263	1.2	36	0.1	(818)	(1.9)

Net income (loss)	$(23)	(0.1)%	$(570)	(2.5)%	$74	0.1%	$(2,003)	(4.8)%

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Revenues. Revenues increased 3.2% to $23.0 million in the second quarter of fiscal 2005 from $22.3 million in the same prior year period. The increase in revenues in the Industrial Cleaning and Facility Maintenance and Support Services segments was primarily due to increased base load work from new and existing customers combined with new business from the Hubbell’s and Fairbanks acquisition. The decrease in revenues in the Industrial Container Cleaning segment was primarily due to lower volumes due to slower sales in the automotive industry.

Cost of Services. Total cost of services was $18.4 million for the three months ended December 31, 2004 compared to $18.1 million for the three months ended December 31, 2003. Cost of services as a percentage of revenue decreased to 79.7% in the second quarter of fiscal 2005 from 81.1% in the prior year period. This decrease was primarily driven by decreased operating supply costs due to better inventory utilization, lower workers compensation costs and lower depreciation, slightly offset by higher labor costs due to more labor intensive project work, combined with higher fuel costs primarily in the Industrial Cleaning and Industrial Water Process Purification segments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.5 million, or 19.4% as a percentage of revenue, in the second quarter of fiscal 2005 from $4.3 million, or 19.0% as a percentage of revenue, in the same prior year period. The increase was primarily due to increased incentive compensation expense, administrative personnel costs and commissions, slightly offset by decreased professional fees.

Income (Loss) from Operations. Income (loss) from operations was $0.2 million for the three months ended December 31, 2004 compared to $(29) thousand for the three months ended December 31, 2003. As a percentage of revenue, income from operations increased to 0.9% in the second quarter of fiscal 2005 from (0.1)% in the prior year period primarily related to the factors discussed above.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for the three months ended December 31, 2004 and 2003 reflects an effective annual income tax rate of 56% and 86%, respectively. The income tax expense for the three months ended December 31, 2004 and 2003 reflects a reduction in the effective annual income tax rate from 40% to 33% and from 43% to 29%, respectively, due to changes in expected income levels. The change in the tax rate did not significantly impact the net loss for the three months ended December 31, 2004. The change in the tax rate increased the net loss for the three months ended December 31, 2003 by approximately $0.4 million, or $0.03 per share.

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003

Revenues. Revenues increased 9.3% to $45.9 million in the first six months of fiscal 2005 from $42.0 million in the same prior year period. The increase in revenues in the Industrial Cleaning segment was primarily the result of several non-recurring projects, increased base load work from existing customers and new business from acquisitions. The increase in revenues in the Facility Maintenance and Support Services segment was primarily due to increased base load work from existing customers. The decrease in revenues in the Industrial Container Cleaning segment was primarily due to lower volumes due to slower sales in the automotive industry.

Cost of Services. Total cost of services was $36.4 million for the six months ended December 31, 2004 compared to $35.1 million for the six months ended December 31, 2003. Cost of services as a percentage of revenue decreased to 79.4% in the first six months of fiscal 2005 from 83.6% in the prior year period. This decrease was primarily driven by decreased operating supply costs due to better management of inventory levels, less reliance on subcontract services, lower workers compensation costs and lower depreciation expense, slightly offset by higher fuel costs primarily in the Industrial Cleaning and Industrial Water Process Purification segments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $8.8 million, or 19.2% as a percentage of revenue, in the first six months of fiscal 2005 from $9.1 million, or 21.8% as a percentage of revenue, in the same prior year period. The decrease was primarily due to decreased bad debt expense as the prior year included a $1.1 million charge related to a customer that filed bankruptcy, offset by increased incentive compensation expense, selling costs due to increased focus on business development, repair and maintenance costs, various administrative costs and a favorable sales tax refund received in the prior year.

Income (Loss) from Operations. Income (loss) from operations was $0.7 million for the six months ended December 31, 2004 compared to $(2.3) million for the six months ended December 31, 2003. As a percentage of revenue, income from operations increased to 1.4% in the first six months of fiscal 2005 from (5.4)% in the prior year period primarily related to the factors discussed above.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for the six months ended December 31, 2004 and 2003 reflects an effective annual income tax rate of 33% and 29%, respectively.

Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for business meetings, entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $0.5 million and $0.6 million for the three months ended December 31, 2004 and 2003, respectively. Total expenses related to these leases and to the ranch were $1.0 million and $1.1 million for the six months ended December 31, 2004 and 2003, respectively. These transactions are approved and reviewed quarterly by the Company’s Audit Committee. Based on such review, the Company believes that these transactions are on terms at least as favorable as those that could be obtained from an independent third party.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges were approximately $17,000 and $21,000 for the three months ended December 31, 2004 and 2003, respectively, and approximately $112,000 and $27,000 for the six months ended December 31, 2004 and 2003, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense.

Commitments and Contingencies

In fiscal 1999, the Company entered into a guaranty of a lease agreement related to a facility operated by its former subsidiary, Pentagon Technologies Group, Inc. (“Pentagon”). The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of December 31, 2004, the Company believes its maximum potential liability is $1.7 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like.

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

Liquidity and Capital Resources

During the first six months of fiscal 2005, the Company generated $2.6 million in cash from operating activities, representing a $1.7 million increase from the same prior year period. The increase was primarily the result of higher earnings from operations. Working capital of $9.2 million at December 31, 2004 decreased from $9.7 million at June 30, 2004 due to the use of cash for capital expenditures, acquisitions and quarterly payments of debt, slightly offset by increased accounts payable.

The Company’s primary investing and financing activities during the six months of fiscal 2005 included spending $2.5 million on capital projects, $1.0 million on purchases of two businesses and paying $0.6 million on long-term debt. These transactions were funded by the cash flows from the Company’s operations.

The Company’s short-term and long-term liquidity needs are primarily served by a credit agreement with its principal banks (the “Credit Facility”). The Credit Facility provides the Company with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. As of December 31, 2004, excluding outstanding borrowings and letters of credit, there was $13.1 million available under the Credit Facility. The Credit Facility is subject to two one-year extensions by the banks at the request of the Company. Subsequent to December 31, 2004, the Credit Facility’s expiration was extended to January 1, 2006.

The Credit Facility is secured by substantially all of the Company’s assets and is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus the applicable margin rate of 2.00%. The Company also pays a commitment fee of 0.40% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility also contains covenants that prohibit the payment of cash dividends. As of December 31, 2004, outstanding borrowings under the Credit Facility were $18.2 million.

The Company has two pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate, which mature in June 2006. The objective of the hedge is to eliminate the variability of cash flows related to interest rate payments on the Company’s variable rate debt. As of December 31, 2004, the swap agreements have a notional amount of $9.0 million and $10.0 million and effectively lock in a portion of the Company’s variable rate revolving credit liability at fixed rates of 2.61% and 2.80%, respectively, plus the Company’s applicable margin. These swap agreements are accounted for as cash flow hedges, as defined under SFAS No. 133, Accounting for Derivative and Hedging Activities. The Company adjusts the pay-fixed interest rate swaps to current market values through other comprehensive income (loss). The Company anticipates that these contracts will continue to be effective. The gain/(loss) deferred in accumulated comprehensive income (loss) will be recognized immediately in earnings if the contracts are no longer effective or the forecasted transactions are not expected to occur.

Critical Accounting Policies

Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company’s critical accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Annual Report on Form 10-K for the year ended June 30, 2004. In addition, a summary of all of the Company’s significant accounting policies, including critical accounting policies, is included in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2004. No changes were made to the Company’s critical accounting policies during the six months ended December 31, 2004.

Inflation

The effects of inflation on the Company’s operations were not significant during the periods presented in the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company’s primary market risk exposure relates to interest rate risk. At December 31, 2004, the balance on the Credit Facility was $18.2 million, which is subject to a variable rate of interest based on the Eurodollar rate. The Company has hedged its exposure to changes in interest rates by fixing its rate of interest on $19.0 million of its variable rate credit facility through two interest rate swap agreements. Assuming borrowings at December 31, 2004, any change in interest rates would not impact net interest expense.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls during the period covered by this quarterly report on Form 10-Q.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

Various legal actions arising in the ordinary course of business are pending against the Company. None of the litigation pending against the Company, individually or collectively, is expected to have a material adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of the shareholders on December 1, 2004.

(b)	Each of the following nominees for election to the Board of Directors of the Company were elected by the shareholders who were present or represented by proxy: Monte R. Black, Alfred Friedman, Pete A. Klisares, Timothy A. Walsh and Luke Feck.

(c)	Of the 10,483,954 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which the authority to vote in the election was withheld, were as follows with respect to each director nominee:

Name	Votes for Election of Director	Authority to Vote Withheld
Monte R. Black	10,468,308	15,646
Alfred Friedman	10,468,308	15,646
Pete A. Klisares	10,468,308	15,646
Timothy A. Walsh	10,044,941	439,013
Luke Feck	10,468,308	15,646

(d)	Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(e)	Exhibits.

3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

10(a)	Fourth Amendment of Credit Agreement, dated February 11, 2005, among the Company and its subsidiaries, Bank One, NA and National City Bank

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPW INDUSTRIAL SERVICES GROUP, INC.,
an Ohio corporation

Dated: February 14, 2005	By:	/s/ Robert Valentine
Robert Valentine
Vice President, Chief Operating Officer,
Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

10(a)	Fourth Amendment of Credit Agreement, dated February 11, 2005, among the Company and its subsidiaries, Bank One, NA and National City Bank

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002