Form 10-Q
period 2005-03-31
MPW INDUSTRIAL SERVICES GROUP INC
filed 2005-05-16
CIK 1047098

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, 10,716,207 shares of the issuer’s common stock, without par value, were outstanding.

MPW INDUSTRIAL SERVICES GROUP, INC.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005	June 30, 2004
	(unaudited)
ASSETS
Cash	$806	$2,237
Accounts receivable, net	17,146	14,866
Inventories	2,223	2,119
Deferred income taxes	1,718	1,679
Prepaid expenses	631	1,070
Other current assets	15	2

Total current assets	22,539	21,973

Property and equipment, net	28,591	30,198
Goodwill	6,044	6,044
Other intangibles, net	6,717	6,284
Other assets	300	192

Total assets	$64,191	$64,691

LIABILITIES
Accounts payable	$5,016	$3,513
Accrued compensation and related taxes	1,923	1,902
Current maturities of long-term debt	1,250	1,261
Other accrued liabilities	5,503	5,608

Total current liabilities	13,692	12,284

Long-term debt	16,712	17,631
Deferred income taxes	2,626	3,447

Total liabilities	33,030	33,362

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,716,207 and 10,708,707 shares issued and outstanding at March 31, 2005 and June 30, 2004, respectively	107	107
Additional paid-in capital	40,936	40,921
Accumulated deficit	(10,033)	(9,690)
Accumulated other comprehensive income (loss)	151	(9)

Total shareholders’ equity	31,161	31,329

Total liabilities and shareholders’ equity	$64,191	$64,691

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(unaudited)
Revenues	$22,732	$22,833	$68,592	$64,808
Cost of services (including depreciation)	19,047	18,171	55,451	53,278

Gross profit	3,685	4,662	13,141	11,530
Selling, general and administrative expenses	3,995	3,724	12,794	12,852

Income (loss) from operations	(310)	938	347	(1,322)
Interest expense, net	263	296	810	857

Income (loss) from operations before income taxes (benefit)	(573)	642	(463)	(2,179)
Provision (benefit) for income taxes	(156)	187	(120)	(631)

Net income (loss)	$(417)	$455	$(343)	$(1,548)

Net income (loss) per share, basic and diluted	$(0.04)	$0.04	$(0.03)	$(0.14)

Weighted average shares outstanding	10,711	10,747	10,709	10,881
Weighted average shares outstanding, assuming dilution	10,711	10,857	10,709	10,881

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(343)	$(1,548)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,519	6,201
Amortization	473	462
Loss on disposal of assets	120	51
Change in deferred income taxes	(913)	132
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(2,234)	1,948
Inventories	(30)	(2)
Prepaid expenses and other assets	451	439
Accounts payable	1,563	(4,819)
Other accrued liabilities	(284)	(2,018)

Net cash provided by operating activities	4,322	846

Cash flows from investing activities:
Purchases of property and equipment	(3,857)	(2,838)
Purchases of businesses	(990)	—
Proceeds from the disposal of property and equipment	30	233

Net cash used in investing activities	(4,817)	(2,605)

Cash flows from financing activities:
Proceeds from exercise of stock options	15	37
Repurchase of common stock	—	(625)
Proceeds from revolving credit facility	200	11,200
Payments on revolving credit facility	(1,100)	(11,130)
Payments on notes payable	(51)	(91)

Net cash used in financing activities	(936)	(609)

Decrease in cash	(1,431)	(2,368)
Cash at beginning of year	2,237	2,726

Cash at end of period	$806	$358

Supplemental schedule of noncash investing and financing activities:
Capital lease for property and equipment	$21	$—

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended March 31, 2005 and 2004, respectively, in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 (“Annual Report”). The results of operations for the three and nine months ended March 31, 2005 and 2004, respectively, are not necessarily indicative of the results for the full year.

Property and Equipment Property and equipment is net of accumulated depreciation of $67.4 million and $64.8 million at March 31, 2005 and June 30, 2004, respectively.

Comprehensive Income (Loss) Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that an enterprise report the change in its equity during the period from non-owner sources as other comprehensive income (loss). The Company has evaluated the statement and determined that the only items in addition to net income (loss) that would be included in comprehensive income (loss) are the foreign currency translation adjustment and the mark-to-market adjustment on interest rate swaps. Comprehensive income (loss) for the three months ended March 31, 2005 and 2004 was $(0.4) million and $0.4 million, respectively. Comprehensive income (loss) for the nine months ended March 31, 2005 and 2004 was $(0.2) million and $(1.4) million, respectively.

Stock Options As of March 31, 2005, the Company has two stock-based compensation plans, which are described in detail in the annual report on Form 10-K for the year ended June 30, 2004. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in the Company’s net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in accordance with the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income (loss):
As reported	$(417)	$455	$(343)	$(1,548)
Less: Stock-based compensation determined under fair value based method for all awards, net of related tax effects	(32)	(17)	(63)	(56)

Pro forma net income (loss)	$(449)	$438	$(406)	$(1,604)

Net income (loss) per share, basic and diluted:
As reported	$(0.04)	$0.04	$(0.03)	$(0.14)

Pro forma	$(0.04)	$0.04	$(0.04)	$(0.15)

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(unaudited)

Use of Estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Effect of Recent Accounting Pronouncements In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment. SFAS No. 123 (revised) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. For public entities that do not file as small business issuers, the Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt this Statement prospectively on July 1, 2005. The potential impact to the Company related to the adoption of this Statement is quantified in the “Stock Options” section of Note 1.

In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-5, Implicit Variable Interests Resulting under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The FSP addresses whether a reporting enterprise should consider whether it has an implicit variable interest in a variable interest entity due to the existence of specific conditions of related parties. For entities to which FIN 46(R) has been applied, the guidance in this FSP shall be applied in the first reporting period beginning after March 3, 2005. For entities to which FIN 46(R) has not been applied, the guidance in this FSP shall be applied in accordance with the effective date and transition provisions of FIN 46(R). The Company will adopt this FSP on April 1, 2005. The Company is still evaluating the potential impact of the proposed FSP on its financial position or results of operations.

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

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(unaudited)

On December 27, 2004, the Company purchased substantially all of the net assets of the jacket water cleaning business of Blasters, Inc. (“Blasters”) for $130,000 in cash, with a maximum of $200,000 of contingent consideration payable over a three-year period, which is included in other accrued liabilities. Blasters provides jacket water cleaning services to gas transmission companies. The purchase price has been allocated to the acquired assets based on their estimated fair value at the date of the acquisition with $265,000 being recorded to other intangibles. The other intangibles include a customer contract and non-contractual customer relationship and are being amortized over three to five years. The Blasters assets are included in the Company’s Industrial Cleaning segment as of December 27, 2004. Pro forma results, including the acquired business since the beginning of the earliest period presented, would not be materially different than actual results.

Note 3. Long Term Debt

In June 2002, the Company entered into a credit agreement with its principal banks (the “Credit Facility”). The Credit Facility provides the Company with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. As of March 31, 2005, excluding outstanding borrowings and letters of credit, there was $13.5 million available under the Credit Facility. The Credit Facility is subject to two one-year extensions by the banks at the request of the Company. Subsequent to March 31, 2005, the Credit Facility’s expiration was extended to April 1, 2006.

Note 4. Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(417)	$455	$(343)	$(1,548)

Denominator for basic net income (loss) per share:
Weighted average common shares	10,711	10,747	10,709	10,881
Effect of dilutive securities:
Dilutive employee stock options	—	110	—	—

Denominator for diluted net income (loss) per share-adjusted weighted average common shares and assumed conversions	10,711	10,857	10,709	10,881

Net income (loss) per share, basic and diluted	$(0.04)	$0.04	$(0.03)	$(0.14)

Options to purchase 526,250 and 395,250 shares of common stock at a weighted average price of $6.57 and $8.77 per share were outstanding during the three and nine months ended March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(unaudited)

Options to purchase 405,000 shares of common stock at a weighted average price of $1.87 per share were outstanding during the three months ended March 31, 2005, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the three months ended March 31, 2005 and, therefore, the effect would be antidilutive. Options to purchase 405,000 and 427,000 shares of common stock at a weighted average price of $1.87 per share were outstanding during the nine months ended March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the nine months ended March 31, 2005 and 2004 and, therefore, the effect would be antidilutive.

Note 5. Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for business meetings, entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $0.5 million for the three months ended March 31, 2005 and 2004, respectively. Total expenses related to these leases and to the ranch were $1.5 million and $1.6 million for the nine months ended March 31, 2005 and 2004, respectively. These transactions are approved and reviewed quarterly by the Company’s Audit Committee. Based on such review, the Company believes that these transactions are on terms at least as favorable as those that could be obtained from an independent third party.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amounts of such charges were approximately $46,000 and $72,000 for the three months ended March 31, 2005 and 2004, respectively, and approximately $158,000 and $99,000 for the nine months ended March 31, 2005 and 2004, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense. During the three months ended March 31, 2004, the Company also sold existing equipment to Pro-Kleen for cash proceeds of $204,000.

Note 6. Commitments and Contingencies

In fiscal 1999, the Company entered into a guaranty of a lease agreement related to a facility operated by its former subsidiary, Pentagon Technologies Group, Inc. (“Pentagon”). The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of March 31, 2005, the Company believes its maximum potential liability is $1.6 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like.

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

March 31, 2005

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Revenue
Industrial Cleaning	$13,216	$13,891	$40,971	$38,619
Facility Maintenance and Support Services	4,457	3,854	13,359	11,923
Industrial Container Cleaning	2,561	2,836	7,418	8,402
Industrial Water Process Purification	2,192	2,190	5,783	5,673
Other	306	62	1,061	191

Total	$22,732	$22,833	$68,592	$64,808

Income (Loss) from Operations
Industrial Cleaning	$(1,593)	$(483)	$(2,655)	$(4,549)
Facility Maintenance and Support Services	649	576	1,981	1,974
Industrial Container Cleaning	518	663	1,170	1,532
Industrial Water Process Purification	219	336	(40)	112
Other	(103)	(154)	(109)	(391)

Total	$(310)	$938	$347	$(1,322)

	March 31, 2005	June 30, 2004
	(in thousands)
Total Assets
Industrial Cleaning	$30,101	$29,359
Facility Maintenance and Support Services	3,805	2,425
Industrial Container Cleaning	11,487	12,329
Industrial Water Process Purification	9,812	9,336
Other (1)	8,986	11,242

Total	$64,191	$64,691

(1)	Other consists of assets related to the Recovery Technologies business unit and corporate.

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

Overview

MPW is a leading provider of integrated, technically-based industrial cleaning and related facilities support services to a broad array of industries in North America on a daily recurring basis, a project-by-project basis, as well as pursuant to longer-term arrangements. The Company has over 40 branch locations in 14 states and Canada and operates principally under four reportable segments: Industrial Cleaning, Facility Maintenance and Support Services, Industrial Container Cleaning and Industrial Process Water Purification.

The results of our operations are mainly driven by two factors, customer demand and pricing. Many of our significant customers operate in industries, such as the automotive, steel, manufacturing, pulp and paper and utility industries, which are subject to work stoppages and slowdowns and have historically shown sensitivity to recessions and other adverse conditions in the general economy. During the third quarter of fiscal 2005, we saw decrease in customer demand with lower volumes of both base and outage work in the Industrial Cleaning segment. We also saw the continuation of lower volumes in our Industrial Container Cleaning segment due to a slow down in the auto industry. However, we did experience increased base load work from new and existing customers in the Facility Maintenance and Support Services segment. In addition, the industrial services industry is highly competitive and fragmented, resulting in continuous pressure to reduce prices. In some cases, this pressure has caused us to either reduce pricing or lose business.

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

Results of Operations

The following table sets forth revenue and income (loss) from operations by segment for the three and nine months ended March 31, 2005 and 2004. Expenses associated with the Company’s corporate headquarters are fully allocated to the segments. Corporate staff support services that are attributable to the operating segments are allocated based on each segment’s percentage of total revenues. General corporate expenses not specifically attributable to the operating segments are allocated to each reportable segment equally.

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2005		2004		2005		2004
	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue
	(unaudited; in thousands)
Revenue
Industrial Cleaning	$13,216	58.2%	$13,891	60.8%	$40,972	59.8%	$38,619	59.6%
Facility Maintenance and Support Services	4,457	19.6	3,854	16.9	13,359	19.5	11,923	18.3
Industrial Container Cleaning	2,561	11.3	2,836	12.4	7,417	10.8	8,402	13.0
Industrial Water Process Purification	2,192	9.6	2,190	9.6	5,783	8.4	5,673	8.8
Other	306	1.3	62	0.3	1,061	1.5	191	0.3

Total revenue	22,732	100.0	22,833	100.0	68,592	100.0	64,808	100.0

Cost of services (including depreciation)	19,047	83.8	18,171	79.6	55,451	80.8	53,278	82.2

Gross profit	3,685	16.2	4,662	20.4	13,141	19.2	11,530	17.8

Selling, general and administrative expenses	3,995	17.6	3,724	16.3	12,794	18.7	12,852	19.8

Income (loss) from operations
Industrial Cleaning	(1,593)	(12.1)	(483)	(3.5)	(2,655)	(6.5)	(4,549)	(11.8)
Facility Maintenance and Support Services	649	14.6	576	14.9	1,981	14.8	1,974	16.6
Industrial Container Cleaning	518	20.2	663	23.4	1,170	15.8	1,532	18.2
Industrial Water Process Purification	219	10.0	336	15.3	(40)	(0.7)	112	2.0
Other	(103)	(33.7)	(154)	(248.4)	(109)	(10.3)	(391)	(204.7)

Total income (loss) from operations	(310)	(1.4)	938	4.1	347	0.5	(1,322)	(2.0)

Interest expense, net	263	1.2	296	1.3	810	1.2	857	1.3

Income (loss) from operations before income taxes (benefit)	(573)	(2.6)	642	2.8	(463)	(0.7)	(2,179)	(3.3)
Provision (benefit) for income taxes	(156)	(0.7)	187	0.8	(120)	(0.2)	(631)	(1.0)

Net income (loss)	$(417)	(1.9)%	$455	2.0%	$(343)	(0.5)%	$(1,548)	(2.3)%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues. Revenues decreased 0.4% to $22.7 million in the third quarter of fiscal 2005 from $22.8 million in the same prior year period. The decrease in revenues in the Industrial Cleaning segment was primarily due to decreased base load work from existing customers, slightly offset with new business from the Hubbell’s and Fairbanks acquisition and increased revenues from one-time project work. The increase in revenues in the Facility Maintenance and Support Services segment was primarily due to increased base load work from new and existing customers. The decrease in revenues in the Industrial Container Cleaning segment was primarily due to lower volumes due to slower sales in the automotive industry.

Cost of Services. Total cost of services was $19.0 million for the three months ended March 31, 2005 compared to $18.1 million for the three months ended March 31, 2004. Cost of services as a percentage of revenue increased to 83.8% in the third quarter of fiscal 2005 from 79.6% in the prior year period. This increase was primarily driven by higher labor costs due to more labor intensive project work, higher fuel and chemical costs primarily in the Industrial Cleaning and Industrial Water Process Purification segments, slightly offset by lower depreciation and lower worker’s compensation costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.0 million, or 17.6% as a percentage of revenue, in the third quarter of fiscal 2005 from $3.7 million, or 16.3% as a percentage of revenue, in the same prior year period. The increase was primarily due to increased administrative personnel costs, higher bad debt expense due to a favorable reserve reduction in the prior year, a favorable fuel tax refund in the prior year and general increase in miscellaneous administrative costs, slightly offset by decreased incentive compensation expense.

Income (Loss) from Operations. Income (loss) from operations was $(0.3) million for the three months ended March 31, 2005 compared to $0.9 million for the three months ended March 31, 2004. As a percentage of revenue, income (loss) from operations decreased to (1.4)% in the third quarter of fiscal 2005 from 4.1% in the prior year period primarily related to the factors discussed above.

Provision (Benefit) for Income Taxes. The income tax expense for the three months ended March 31, 2005 reflects a reduction in the effective annual income tax rate from 33% to 26%. The lower effective tax rate is due to the relative effect of permanent items resulting from a decrease in estimated fiscal 2005 annual pretax earnings. The provision for income taxes for the three months ended March 31, 2004 reflects an effective rate of 29%.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004

Revenues. Revenues increased 5.8% to $68.6 million in the first nine months of fiscal 2005 from $64.8 million in the same prior year period. The increase in revenues in the Industrial Cleaning segment was primarily the result of several non-recurring projects and new business from acquisitions, slightly offset by decreased base load work from existing customers. The increase in revenues in the Facility Maintenance and Support Services segment was primarily due to increased base load work from new and existing customers. The decrease in revenues in the Industrial Container Cleaning segment was primarily due to lower volumes due to slower sales in the automotive industry.

Cost of Services. Total cost of services was $55.5 million for the nine months ended March 31, 2005 compared to $53.3 million for the nine months ended March 31, 2004. Cost of services as a percentage of revenue decreased to 80.8% in the first nine months of fiscal 2005 from 82.2% in the prior year period. This decrease was primarily driven by decreased workers compensation costs and lower depreciation expense, slightly offset by higher fuel costs primarily in the Industrial Cleaning and Industrial Water Process Purification segments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $12.8 million, or 18.7% as a percentage of revenue, in the first nine months of fiscal 2005 from $12.9 million, or 19.8% as a percentage of revenue, in the same prior year period. While selling, general and administrative expenses were relatively flat, lower incentive compensation expense and a decrease in bad debt expense as the prior year included a $1.1 million charge related to a customer that filed bankruptcy were offset by higher selling costs due to increased focus on business development, higher fuel, repair and maintenance and various administrative costs combined with a favorable sales tax refund received in the prior year.

Income (Loss) from Operations. Income (loss) from operations was $0.3 million for the nine months ended March 31, 2005 compared to $(1.3) million for the nine months ended March 31, 2004. As a percentage of revenue, income from operations increased to 0.5% in the first nine months of fiscal 2005 from (2.0)% in the prior year period primarily related to the factors discussed above.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for the nine months ended March 31, 2005 and 2004 reflects an effective annual income tax rate of 26% and 29%, respectively.

Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for business meetings, entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $0.5 million for the three months ended March 31, 2005 and 2004, respectively. Total expenses related to these leases and to the ranch were $1.5 million and $1.6 million for the nine months ended March 31, 2005 and 2004, respectively. These transactions are approved and reviewed quarterly by the Company’s Audit Committee. Based on such review, the Company believes that these transactions are on terms at least as favorable as those that could be obtained from an independent third party.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amounts of such charges were approximately $46,000 and $72,000 for the three months ended March 31, 2005 and 2004, respectively, and approximately $158,000 and $99,000 for the nine months ended March 31, 2005 and 2004, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense. During the three months ended March 31, 2004, the Company also sold existing equipment to Pro-Kleen for cash proceeds of $204,000.

Commitments and Contingencies

In fiscal 1999, the Company entered into a guaranty of a lease agreement related to a facility operated by its former subsidiary, Pentagon Technologies Group, Inc. (“Pentagon”). The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of March 31, 2005, the Company believes its maximum potential liability is $1.6 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like.

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

Liquidity and Capital Resources

During the first nine months of fiscal 2005, the Company generated $4.3 million in cash from operating activities, representing a $3.5 million increase from the same prior year period. The increase was primarily the result of a lower net loss combined with only $0.5 million of cash used for working capital in the nine months ended March 31, 2004 compared to $4.5 million of cash used for working capital in the same prior year period. Working capital of $8.8 million at March 31, 2005 decreased from $9.7 million at June 30, 2004 due to the use of cash for capital expenditures, acquisitions and payment of debt, slightly offset by increased accounts payable.

The Company’s primary investing and financing activities during the first nine months of fiscal 2005 included spending $3.9 million on capital projects, $1.0 million on purchases of two businesses and paying $0.9 million on long-term debt. These transactions were funded by the cash flows from the Company’s operations. The Credit Facility provides the Company with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. As of March 31, 2005, excluding outstanding borrowings and letters of credit, there was $13.5 million available under the Credit Facility. The Credit Facility is subject to two one-year extensions by the banks at the request of the Company. Subsequent to March 31, 2005, the Credit Facility’s expiration was extended to April 1, 2006.

The Credit Facility is secured by substantially all of the Company’s assets and is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus the applicable margin rate of 2.00%. The Company also pays a commitment fee of 0.40% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility also contains covenants that prohibit the payment of cash dividends. As of March 31, 2005, outstanding borrowings under the Credit Facility were $17.9 million.

The Company has two pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate, which mature in June 2006. The objective of the hedge is to eliminate the variability of cash flows related to interest rate payments on the Company’s variable rate debt. As of March 31, 2005, the swap agreements have a notional amount of $9.0 million and $10.0 million and effectively lock in a portion of the Company’s variable rate revolving credit liability at fixed rates of 2.61% and 2.80%, respectively, plus the Company’s applicable margin. These swap agreements are accounted for as cash flow hedges, as defined under SFAS No. 133, Accounting for Derivative and Hedging Activities. The Company adjusts the pay-fixed interest rate swaps to current market values through other comprehensive income (loss). The Company anticipates that these contracts will continue to be effective. The gain/(loss) deferred in accumulated comprehensive income (loss) will be recognized immediately in earnings if the contracts are no longer effective or the forecasted transactions are not expected to occur.

Critical Accounting Policies

Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company’s critical accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Annual Report on Form 10-K for the year ended June 30, 2004. In addition, a summary of all of the Company’s significant accounting policies, including critical accounting policies, is included in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2004. No changes were made to the Company’s critical accounting policies during the nine months ended March 31, 2005.

Effect of Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment. SFAS No. 123 (revised) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. For public entities that do not file as small business issuers, the Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt this Statement prospectively on July 1, 2005. The potential impact to the Company related to the adoption of this Statement is quantified in the “Stock Options” section of Note 1.

In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-5, Implicit Variable Interests Resulting under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The FSP addresses whether a reporting enterprise should consider whether it has an implicit variable interest in a variable interest entity due to the existence of specific conditions of related parties. For entities to which FIN 46(R) has been applied, the guidance in this FSP shall be applied in the first reporting period beginning after March 3, 2005. For entities to which FIN 46(R) has not been applied, the guidance in this FSP shall be applied in accordance with the effective date and transition provisions of FIN 46(R). The Company will adopt this FSP on April 1, 2005. The Company is still evaluating the potential impact of the proposed FSP on its financial position or results of operations.

Inflation

The effects of inflation on the Company’s operations were not significant during the periods presented in the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company’s primary market risk exposure relates to interest rate risk. At March 31, 2005, the balance on the Credit Facility was $17.9 million, which is subject to a variable rate of interest based on the Eurodollar rate. The Company has hedged its exposure to changes in interest rates by fixing its rate of interest on $19.0 million of its variable rate credit facility through two interest rate swap agreements. Assuming borrowings at March 31, 2005, any change in interest rates would not impact net interest expense.

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

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits.

3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

10(a)	Fifth Amendment of Credit Agreement, dated March 31, 2005, among the Company and its subsidiaries, Bank One, NA and National City Bank

10(b)	Sixth Amendment of Credit Agreement, dated May 12, 2005, among the Company and its subsidiaries, Bank One, NA and National City Bank

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPW INDUSTRIAL SERVICES GROUP, INC.,
an Ohio corporation

Dated: May 16, 2005	By:	/s/ Robert Valentine
Robert Valentine
Vice President, Chief Operating Officer,
Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

10(a)	Fifth Amendment of Credit Agreement, dated March 31, 2005, among the Company and its subsidiaries, Bank One, NA and National City Bank

10(b)	Sixth Amendment of Credit Agreement, dated May 12, 2005, among the Company and its subsidiaries, Bank One, NA and National City Bank

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002