Form 10-K
period 2005-06-30
MPW INDUSTRIAL SERVICES GROUP INC
filed 2005-10-04
CIK 1047098

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005

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

Common Stock, Without Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Section 405 of the Securities Exchange Act of 1934).  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing sale price of such stock as of the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $11,149,602.*

The number of shares of Common Stock outstanding on September 21, 2005, was 10,716,207 shares.

The Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 1, 2005 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

Item 1.    Business

Business

MPW Industrial Services Group, Inc. and its subsidiaries (the “Company” or “MPW”) is headquartered in Hebron, Ohio. Founded in 1972, MPW is a leading provider of integrated, technically-based industrial cleaning and related facilities support services to a broad array of industries in North America. The Company operates under four separate segments that are integral to a wide variety of manufacturing processes. These four segments are Industrial Cleaning, Facility Maintenance and Support Services, Industrial Container Cleaning and Industrial Process Water Purification.

Industrial Cleaning.    The Company provides industrial cleaning of critical operating equipment for industrial customers primarily at their facilities. The typical industries served by this segment include the automotive, utility, steel, pulp and paper, manufacturing and construction industries. The Company provides its industrial cleaning services on a daily recurring basis, a project-by-project basis, as well as pursuant to longer-term arrangements. The Company’s services principally include: dry vacuuming, wet vacuuming, industrial power washing, water blasting, ultra-high pressure water blasting and cryojetic cleaning. These services have been provided for over 30 years. The Chemical Cleaning business unit of the Industrial Cleaning segment provides chemical cleaning services on heat exchange equipment on a project-by-project basis primarily for customers in the utility, pulp and paper and manufacturing industries.

Facility Maintenance and Support Services.    The Company provides support to customers’ ongoing maintenance of their facilities as well as cleaning services that help customers to maximize the performance of their production processes through effective cleaning, leading to increased efficiency and productivity in their facilities.

Industrial Container Cleaning.    The Company believes that it is a leading container cleaner for automotive paint manufacturers in North America. The automotive industry uses paint resin containers (“totes”) in the vehicle painting process. Totes are large portable stainless steel or aluminum containers that are filled with paint resin and are refilled after cleaning services are provided. The Company also provides container cleaning services to a small number of other industrial customers. This segment uses patented cleaning systems to perform services from two primary processing facilities located in Detroit, Michigan and Cleveland, Ohio.

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

Developing New Customer Relationships.    The Company attempts to visit and communicate with companies that it does not actively serve on a recurring basis. The Company presently utilizes sales managers that have geographic responsibilities spanning several states to manage the majority of these efforts. Local sales representatives are also used in conjunction with account, district and division managers to provide consistent Company representation on a local basis. The Company also direct markets its reputation and capabilities to plant management within these facilities and to the corporate management of these companies. In many cases, either Monte R. Black or other members of the senior management team participate in these sales presentations.

Customers

During fiscal 2005, the Company had sales to approximately 760 customers with the ten largest customers representing approximately 42% of revenues.

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

In certain fixed-based facilities of the Company, industrial paint containers used by automotive paint manufacturers are cleaned. These customers typically execute long-term agreements or blanket orders that provide for consistent levels of business. In these circumstances, the Company regularly communicates with such customers to identify and plan for expected turnaround times and delivery schedules.

Employees

As of June 30, 2005, the Company employed approximately 1,300 full-time employees. One of the Company’s subsidiaries based in Detroit, Michigan is unionized and employs approximately 70 of these employees. The Company’s other employees do not belong to unions. The Company has not experienced any work stoppages and believes that relations with its employees are good.

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

The Industrial Cleaning segment competes with large national or regional firms that are typically divisions or subsidiaries of engineering, construction or other service firms and a large number of private firms with relatively few customer relationships. The Facility Maintenance and Support Services segment competes with several national firms on larger accounts and several regional competitors on smaller accounts. The Industrial Water Process Purification segment competes with large national water purification firms in its midwestern market and also with smaller regional competitors. The Company believes it is the leading provider of container cleaning services to the automotive paint manufacturers in North America, but competes with smaller private companies in this market.

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

Financial Information About Geographic Areas

The Company has a small subsidiary based in Canada. The revenues of this subsidiary represented approximately 4%, 2% and 1% of the Company’s consolidated revenues for the years ended June 30, 2005, 2004 and 2003, respectively.

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

Our business may be adversely affected if customers reduce their outsourcing or use preferred vendors.    Our business and growth strategies depend in large part on the continuation of our customers outsourcing industrial services. The decision to outsource depends upon customer perceptions that outsourcing may provide higher quality services at a lower overall cost and permit customers to focus on core business activities. We cannot be certain that this trend will continue or not be reversed or that customers that have outsourced functions will not decide to perform these functions themselves. In addition, labor unions representing employees of some of our current and prospective customers have generally opposed the outsourcing trend and sought to direct to union employees the performance of the types of services we offer. In addition, management has identified a trend among some customers toward the retention of a limited number of preferred vendors to provide all or a large part of their required facility services. We cannot be certain that this trend will continue or not be reversed or, if it does continue, that we will be selected and retained as a preferred vendor to provide these services. Adverse developments with respect to either of these trends would have a material adverse effect on the business, results of operations and financial condition.

Our business would be adversely affected if key customers are lost.    In fiscal 2005, our ten largest customers represented approximately 42% of total revenues. Customers may terminate or modify substantially all arrangements to perform services for them at will and without penalty. The loss of, and failure to replace the revenues from, one or more large customers or the loss of a significant number of customers could have a material adverse effect on our business, results of operations and financial condition.

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

Item 2.    Properties

Facilities

The Company currently services customers through its Hebron, Ohio headquarters and over 35 branch locations in 13 states plus Canada. The Company owns a 22,000 square foot building, which serves as its principal executive offices, an 11,000 square foot building, which serves as its main fabrication facility, an 8,250 square foot building, which serves as its paint and body facility, and an 11,000 square foot building, which serves as a hangar for aircraft leased by the Company, in Hebron, Ohio; a 60,000 square foot industrial container cleaning facility in Cleveland, Ohio; a 40,000 square foot industrial water facility in Sedalia, Missouri; and a 20,000 square foot industrial parts cleaning facility in Fairborn, Ohio. Many of the Company’s locations are leased facilities ranging from 3,000 to 71,000 square feet at which the Company houses equipment and maintains a small sales and administrative staff. Each industrial cleaning branch location is equipped to perform minor equipment maintenance. The Company leases land, office space and its maintenance and training facility in Hebron, Ohio, consisting of approximately 48,000 square feet, its industrial cleaning facility in Rockport, Indiana, consisting of approximately 12,000 square feet, its industrial water facilities located in Newark, Ohio, consisting of approximately 32,000 square feet and its industrial container cleaning facility located in Chesterfield, Michigan, consisting of approximately 71,000 square feet from related parties. See “Item 13. Certain Relationships and Related Transactions.”

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

Monte R. Black (age 55).    Mr. Black originally founded the Company in 1972 and has served as Chairman of the Board of Directors and Chief Executive Officer since that time. Mr. Black was appointed President in June 2001 and has served in that capacity since that time. From June 2001 through June 2004, Mr. Black also served as Chief Operating Officer.

Robert Valentine (age 45).    Mr. Valentine joined the Company in July 2003 as Vice President, Chief Financial Officer (“CFO”), Secretary and Treasurer. In July 2004, Mr. Valentine was also appointed to serve in the capacity of Chief Operating Officer. Prior to joining the Company, Mr. Valentine served as CFO of Liqui-Box Corporation, a manufacturer and designer of liquid package systems, from 2001 through the acquisition of the company by DuPont Canada in 2002. He also served as Division Chief Executive Officer and CFO for WW Holdings Inc., an industrial products manufacturing company, from 1997 to 2001; International Group Controller (1995-1997) and Director of Internal Audit (1992-1994) for Invacare Corporation, a durable medical products manufacturer; and was employed with Price Waterhouse, a public accounting firm, prior to joining Invacare Corporation.

James P. Mock (age 60).    Mr. Mock joined the Company in October 1996 as Vice President and General Manager of the Northern Region, Industrial Cleaning. From July 1997 through June 2004, Mr. Mock served as Vice President and General Manager of Industrial Cleaning and Facility Maintenance. In July 2004, Mr. Mock was appointed Vice President of Corporate Shared Services. From 1984 until joining the Company, Mr. Mock served in various general management and executive positions for a leading environmental services company and its successors.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq National Market (“NASDAQ”) under the symbol “MPWG”. As of September 21, 2005, the Company had approximately 74 shareholders of record. The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s Common Stock as reported on NASDAQ:

	Price Range
Fiscal 2005	High	Low
First Quarter	$2.35	$2.08
Second Quarter	2.55	2.23
Third Quarter	2.56	2.30
Fourth Quarter	2.54	1.77

Fiscal 2004	High	Low
First Quarter	$2.37	$1.81
Second Quarter	2.49	2.13
Third Quarter	2.73	2.17
Fourth Quarter	2.64	2.20

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

The following table sets forth information concerning the equity compensation plans of the Company as of June 30, 2005.

Plan Category	(A) Number of Securities to Be Issued Upon Exercise of Outstanding Options	(B) Weighted- Average Exercise Price of Outstanding Options	(C) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plan Approved By Security Holders(1)	840,500	$4.61	331,650
Equity Compensation Plan Not Approved by Security Holders(2)	72,000	$3.23	—

(1)	Plan represents the 1997 Stock Option Plan.
(2)	Plan represents the 1994 Stock Option Plan which was adopted prior to the Company’s initial public offering in fiscal 1998 (the “Offering”). Effective with the Offering, no additional options may be granted under the 1994 Stock Option Plan, and the Company’s repurchase obligation upon exercise of stock options was terminated.

The following table provides information about purchases made by, or on behalf of, MPW Industrial Services Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934) of common shares of MPW Industrial Services Group, Inc. during each month of the fiscal quarter ended June 30, 2005:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2005	—	—	—	—
May 1-31, 2005	—	—	—	—
June 1-30, 2005	—	—	—	—

Item 6.    Selected Consolidated Financial Data

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended June 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues	$93,298	$89,125	$102,821	$90,878	$96,870
Income (loss) from continuing operations(1)	467	(663)	(5,212)	1,550	(6,305)
Income (loss) from continuing operations per common share—assuming dilution	0.04	(0.06)	(0.48)	0.14	(0.58)

BALANCE SHEET DATA
Working capital	$9,616	$9,689	$6,829	$7,232	$7,166
Net property and equipment	28,192	30,198	35,120	37,476	39,284
Investment in affiliate	—	—	—	6,792	7,198
Net assets of discontinued operations	—	—	—	1,917	2,050
Total assets	62,239	64,691	73,070	85,815	90,419
Total debt and capital leases, including current maturities	17,644	18,892	20,214	27,354	31,891
Total shareholders’ equity	31,825	31,329	32,243	39,761	37,339

(1)	The loss from continuing operations in fiscal 2003 includes the Company’s equity in loss of affiliate of $7.2 million. See Note 3 to the Consolidated Financial Statements. The fiscal 2001 loss from continuing operations includes charges of $9.2 million primarily related to accounts receivable/bad debt, goodwill and other assets and workers compensation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 1. Business-Investment Considerations”, the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

Overview

MPW is a leading provider of integrated, technically-based industrial cleaning and related facilities support services to a broad array of industries in North America on a daily recurring basis, a project-by-project basis, as well as pursuant to longer-term arrangements. The Company has over 35 branch locations in 13 states and Canada and operates under four separate segments: Industrial Cleaning, Facility Maintenance and Support Services, Industrial Container Cleaning and Industrial Process Water Purification.

The results of our operations are mainly driven by two factors, customer demand and pricing. Many of our significant customers operate in industries, such as the automotive, steel, manufacturing, pulp and paper and utility industries, which are subject to work stoppages and slowdowns and have historically shown sensitivity to recessions and other adverse conditions in the general economy. During fiscal 2005, we saw an increase in project-based work but lower volumes of base work in the Industrial Cleaning segment. We also saw the continuation of lower volumes in our Industrial Container Cleaning segment due to a slow down in the auto industry. However, we did experience increased base load work from new and existing customers in the Facility Maintenance and Support Services segment.

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

We also continue to look for additional opportunities where we can bring together complementary skill sets, manage our risk and effectively invest our capital. The following are recent examples of this activity:

•	On November 22, 2004, the Company purchased substantially all of the net assets of Hubbell’s Cleaning Systems, Inc. and Fairbanks Mobile Wash, Inc. (“Hubbell’s and Fairbanks”) for $860,000 in cash. Hubbell’s and Fairbanks specialize in environmental cleaning and facility management services, low-pressure hydroblasting and industrial wet and dry vacuum services. The Hubbell’s and Fairbanks results of operations are included in the Company’s Industrial Cleaning segment from the acquisition date.

•	On December 27, 2004, the Company purchased substantially all of the net assets of the jacket water cleaning business of Blasters, Inc. (“Blasters”) for $130,000 in cash, with a maximum of $200,000 of contingent consideration payable over a three-year period. Blasters provides jacket water cleaning services to gas transmission companies. The Blasters results of operations are included in the Company’s Industrial Cleaning segment from the acquisition date.

Results of Operations

The following table sets forth revenue and income from operations by segment for continuing operations for the fiscal years ended June 30, 2005, 2004 and 2003. Expenses associated with the Company’s corporate headquarters are fully allocated to the segments. Corporate staff support services that are attributable to the operating segments are allocated based on each segment’s percentage of total revenues. General corporate expenses are allocated to each segment equally.

Commencing in fiscal 2005, the Company changed its internal reporting structure to better align the operations with customer needs. As a result of this change, the Facility Maintenance and Support Services business unit, previously reported under the Industrial Cleaning and Facility Maintenance segment, is now separately reported. In addition, the Chemical Cleaning business unit, previously reported under the Industrial Water Process Purification segment, is being reported in the Industrial Cleaning segment and the Recovery Technologies business unit, previously reported under the Industrial Cleaning segment, is being reported in the Other category. The amounts presented for prior periods have been reclassified to reflect this change in segments.

	2005		2004		2003
	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue
	(in thousands)
Revenue
Industrial Cleaning	$56,296	60.3%	$54,224	60.8%	$67,129	65.3%
Facility Maintenance and Support Services	17,814	19.1	15,997	18.0	15,530	15.1
Industrial Container Cleaning	10,035	10.8	11,172	12.5	11,338	11.0
Industrial Water Process Purification	7,834	8.4	7,395	8.3	8,824	8.6
Other	1,319	1.4	337	0.4	—	—

Total revenue	93,298	100.0	89,125	100.0	102,821	100.0
Cost of services (including depreciation)	75,068	80.5	71,772	80.5	79,293	77.1

Gross profit	18,230	19.5	17,353	19.5	23,528	22.9
Selling, general and administrative expenses	16,735	17.9	17,119	19.2	18,453	18.0

Income (loss) from operations
Industrial Cleaning	(2,805)	(5.0)	(3,884)	(7.2)	808	1.2
Facility Maintenance and Support Services	2,704	15.2	2,351	14.7	2,064	13.3
Industrial Container Cleaning	1,697	16.9	2,171	19.4	636	5.6
Industrial Water Process Purification	186	2.4	188	2.5	1,620	18.4
Other	(287)	(21.8)	(592)	(175.7)	(53)	—

Total income from operations	1,495	1.6	234	0.3	5,075	4.9

Other income (expense):
Other income	186	0.2	—	—	—	—
Interest expense, net	(1,076)	(1.1)	(1,129)	(1.3)	(1,892)	(1.8)

Income (loss) from continuing operations before income taxes (benefit) and equity in loss of affiliate	605	0.7	(895)	(1.0)	3,183	3.1
Provision (benefit) for income taxes	138	0.1	(232)	(0.3)	1,164	1.1

Income (loss) from continuing operations before equity in loss of affiliate	467	0.6	(663)	(0.7)	2,019	2.0
Equity in loss of affiliate	—	—	—	—	(7,231)	(7.0)

Income (loss) from continuing operations	467	0.6	(663)	(0.7)	(5,212)	(5.0)
Income from discontinued operations, net of tax	—	—	—	—	446	0.4

Income (loss) before cumulative effect of change in accounting principle	467	0.6	(663)	(0.7)	(4,766)	(4.6)
Cumulative effect of change in accounting principle	—	—	—	—	(2,845)	(2.8)

Net income (loss)	$467	0.6%	$(663)	(0.7)%	$(7,611)	(7.4)%

Fiscal 2005 Compared to Fiscal 2004

Revenues.    Revenues increased to $93.3 million in fiscal 2005 from $89.1 million in fiscal 2004. The increase in the Industrial Cleaning segment was primarily the result of new business from the Hubbell’s and Fairbanks acquisition, increased revenues from new customers and increased project work for existing customers, slightly offset by decreased base load work from existing customers. The increase in the Facility Maintenance and Support Services segment was primarily due to growth from both new and existing customers. The decrease in the Industrial Container Cleaning segment was primarily the result of lower volumes due to slower sales in the automotive industry.

Cost of Services.    Total cost of services increased to $75.1 million for fiscal 2005 compared to $71.8 million for fiscal 2004; however, cost of services as a percentage of revenue was flat at 80.5% in both fiscal 2005 and 2004. While cost of services was flat as a percentage of revenue, increased labor and fuel costs primarily in the Industrial Cleaning, Facility Maintenance and Support Services and Industrial Water Process Purification segments were offset by lower depreciation, subcontract and temporary services.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased to $16.7 million, or 17.9% as a percentage of revenue, in fiscal 2005 from $17.1 million, or 19.2% as a percentage of revenue, in fiscal 2004. The decrease was primarily the result of decreased bad debt expense due to a $1.1 million charge in fiscal 2004 for a customer that filed bankruptcy, offset slightly by increased selling expenses as a result of an increased focus on business development and increased administrative personnel costs.

Income from Operations.    Income from operations was $1.5 million in fiscal 2005 compared to $0.2 million in fiscal 2004. As a percentage of revenue, income from operations increased to 1.6% in fiscal 2005 from 0.3% in the prior year period primarily related to the factors discussed above.

Other Income.    Other income from operations was $0.2 million in fiscal 2005, which represented the recognition of the mark-to-market on interest rate swaps through earnings. A portion of the mark-to-market adjustment recognized in earnings relates to a prior period but was not deemed material to the prior periods presented.

Provision (Benefit) for Income Taxes.    The provision (benefit) for income taxes for fiscal 2005 and 2004 reflects an effective rate of 22.8% and 26.0%, respectively. On June 30, 2005, the State of Ohio enacted various changes to its tax laws. One change is the phase out of the Ohio franchise tax, which is generally based on federal taxable income. This phase out is scheduled to occur at 20% per year for 2006 through 2010. As a result of the various changes to Ohio’s tax laws, the Company has reduced the rate at which it records its deferred taxes, resulting in a lower effective annual income tax rate in fiscal 2005. In addition, the Company also recorded a $0.1 million charge for an adjustment to deferred income taxes. A portion of the adjustment to deferred income taxes relates to a prior period but was not deemed material to the current or prior periods presented.

Fiscal 2004 Compared to Fiscal 2003

Revenues.    Revenues decreased to $89.1 million in fiscal 2004 from $102.8 million in fiscal 2003. The decrease in the Industrial Cleaning segment was primarily the result of a large non-recurring project performed in the fourth quarter of fiscal 2003, the loss of several customers due to a combination of factors, including aggressive pricing by competitors and a decrease in demand for project work at existing customers as a result of customer spending cutbacks. The decrease in the Industrial Water Process Purification (“Industrial Water”) segment was primarily the result of fewer industrial water purification trailers supplied to customers on an emergency basis as a result of mild weather conditions.

Cost of Services.    Cost of services decreased to $71.8 million in fiscal 2004 from $79.3 million in fiscal 2003. While cost of services decreased, cost of services as a percentage of revenue increased to 80.5% in fiscal 2004 from 77.1% in the prior year. The increase was primarily driven by high fixed labor costs in the Industrial Cleaning and Industrial Water segments and increased workers compensation and insurance costs.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses as a percentage of revenue increased to 19.2% for fiscal 2004 from 18.0% in fiscal 2003; however, total selling, general and administrative expenses decreased to $17.1 million in fiscal 2004 from $18.5 million in fiscal 2003. The decrease was primarily the result of decreased repair and maintenance costs, decreased bad debt expense due to a $1.1 million charge in fiscal 2004 for a customer that filed bankruptcy compared to a $1.8 million charge in fiscal 2003 for various customers that filed bankruptcy and a reduction in administrative personnel costs, slightly offset by increased selling expenses as a result of an increased focus on business development in the Industrial Cleaning segment and recoveries from two contract settlements in the prior year.

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

Equity in Loss of Affiliate.    The Company’s equity in loss of affiliate of $7.2 million for the year ended June 30, 2003 includes the Company’s share ($2.8 million) of a $12.7 million goodwill impairment charge recorded by Pentagon Technologies Group, Inc. (“Pentagon”) under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The fiscal 2003 equity in loss of affiliate also includes a $3.8 million other than temporary impairment charge to fully write-off the Company’s remaining investment in Pentagon due to continued declines in operating results as well as the slowdown and uncertainty in the semi-conductor industry. As a result of the full write-off of the Company’s investment in Pentagon at June 30, 2003, the Company ceased recognizing its equity investment in the losses of Pentagon beginning in fiscal 2004 as the Company had no further commitments to provide further financial support to Pentagon.

Discontinued Operations.    On June 30, 2003, the Company closed on the sale of the medical and laboratory water purification reporting unit of the Industrial Water segment. Income from discontinued operations for fiscal 2003 included a gain on sale of $0.3 million (net of income taxes of $0.2 million).

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

Revenue and Cost Recognition.    The Company primarily derives its revenues from services under time and materials, fixed price and unit price contracts. Revenues from these contracts are recorded based on performance and efforts expended. Revenues derived from non-contract activities are recorded as services are performed or goods are sold. Cost of services includes all direct labor, material, travel, subcontract and other direct and indirect project costs related to contract performance. Cost of services also includes all costs associated with operating equipment, including depreciation.

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

Depreciation on the Company’s property and equipment has been computed based on the following useful lives:

Years
Buildings and improvements	2 to 30
Motor vehicles and transportation equipment	1 to 10
Machinery and equipment	1 to 10
Furniture, fixtures and computer equipment	2 to 7

Goodwill.    The Company has classified as goodwill the excess of the acquisition cost over the fair values of the net assets of businesses acquired. In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter or upon the occurrence of certain triggering events as defined by SFAS No. 142. SFAS No. 142 requires a two-step process for impairment testing of goodwill. The first step identifies indications of impairment, while the second step, if necessary, measures the amount of the impairment, if any. The Company performs its annual impairment test during the fourth quarter of each year using the discounted cash flow methodology.

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

Contractual Obligations

As of June 30, 2005, the Company had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Notes payable to bank	$17,600	$1,200	$16,400	$—	$—
Capital lease obligations	12	12	—	—	—
Other notes payable	32	22	10	—	—
Non-cancelable operating leases	7,766	2,300	3,276	2,067	123

Total contractual cash obligations	$25,410	$3,534	$19,686	$2,067	$123

The Company is a guarantor of a lease agreement related to a facility operated by its former subsidiary, Pentagon. The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of June 30, 2005, the Company believes its maximum potential liability is $1.6 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like.

Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $2.0 million, $2.1 million and $2.0 million for fiscal 2005, 2004 and 2003, respectively.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and CEO. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges for fiscal years 2005, 2004 and 2003 were approximately $298,000, $212,000, and $196,000, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense. Accounts receivable related to these transactions were $0.2 million and $0.1 million at June 30, 2005 and 2004, respectively. During fiscal 2004, the Company also sold existing equipment to Pro-Kleen for cash proceeds of $204,000. The sale was reviewed and approved by the Company’s Audit Committee.

These transactions are reviewed periodically by the Company’s Audit Committee. Based on such review, the Company believes that these transactions are on terms at least as favorable as those that could be obtained from an independent third party.

Liquidity And Capital Resources

In fiscal 2005, the Company generated $5.8 million in cash from operating activities, representing a $0.9 million increase from fiscal 2004. The increase was primarily the result of an increase in income from operations.

Working capital of $9.6 million at June 30, 2005 decreased $0.1 million from June 30, 2004. The increase was due to a $1.9 million increase in accounts receivable offset by a $1.5 million decrease in cash caused by increased investing activities, including higher capital spending and $1.0 million of acquisitions, a $0.4 million decrease in current deferred income taxes and a slight decline in inventory.

The Company’s primary investing and financing activities during fiscal 2005 included spending $5.1 million on capital projects, $1.0 million in acquisitions and paying $1.2 million on long-term debt. These transactions were funded by the cash flows from the Company’s operations.

Capital spending during fiscal 2005 included the purchases of new vehicles and equipment and spending to rebuild existing equipment in primarily the Industrial Cleaning and Industrial Water Process Purification segments. For the fiscal year ending June 30, 2006, we expect to spend approximately $8.2 million on capital projects.

The Company’s short-term and long-term liquidity needs are primarily served by a credit agreement with its principal banks (the “Credit Facility”). In June 2002, the Company entered into the Credit Facility with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. Effective June 30, 2005, the Company amended its Credit Facility and reduced the revolving credit availability to $27.0 million, which is subject to further periodic reduction of $0.3 million per quarter commencing on March 31, 2007. The amendment also extended the Credit Facility’s term loan expiration from April 1, 2006 to December 31, 2006 and the revolving credit facility’s expiration from April 1, 2006 to January 1, 2008, at which time the principal balance outstanding, together with all accrued interest will become immediately due and payable. As of June 30, 2005, excluding outstanding borrowings and letters of credit, there was $5.4 million available under the Credit Facility.

The Credit Facility is secured by substantially all of the Company’s assets and is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus the applicable margin rate of 2.25%. The Company also pays a commitment fee of 0.45% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility also contains covenants that prohibit the payment of cash dividends. As of June 30, 2005, outstanding borrowings under the Credit Facility were $17.6 million.

The Company has two pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate, which mature in June 2006. The objective of the hedge is to eliminate the variability of cash flows related to interest rate payments on the Company’s variable rate debt. As of June 30, 2005, the swap agreements have a notional amount of $8.0 million and $10.0 million and effectively lock in a portion of the Company’s variable rate revolving credit liability at fixed rates of 2.61% and 2.80%, respectively, plus the Company’s applicable margin. These swap agreements were accounted for as cash flow hedges, as defined under SFAS No. 133, Accounting for Derivative and Hedging Activities. In fiscal 2004 and 2003, the Company adjusted the pay-fixed interest rate swaps to current market values through other comprehensive income (loss). In fiscal 2005, the Company determined that it failed to qualify for hedge accounting treatment at inception of the interest rate swaps and therefore recognized the $0.2 million gain deferred in accumulated comprehensive income in earnings. The gain recognized in fiscal 2005 was reported in other income. The impact of recognizing the 2004 and 2003 mark-to-market adjustments in 2005 was neither material to the current or prior periods presented.

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

Recently Adopted Accounting Standards

In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-5, Implicit Variable Interests Resulting under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The FSP addresses whether a reporting enterprise should consider whether it has an implicit variable interest in a variable interest entity due to the existence of specific conditions of related parties. The Company adopted this FSP on April 1, 2005. The adoption of this FSP had no impact on the Company’s consolidated financial statements.

Effect of Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

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

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment. SFAS No. 123 (revised) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. For public entities that do not file as small business issuers, the Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt this Statement prospectively on July 1, 2005. The potential impact to the Company related to the adoption of this Statement is quantified in the “Stock Options” section of Note 1 in the Company’s Consolidated Financial Statements.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides interpretations expressing the views of the SEC staff regarding the interaction between SFAS 123 (revised) and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not modify any of SFAS 123 (revised)’s conclusions or requirements. The Company does not expect the adoption of SAB 107 to have a material impact on its financial position or results of operations.

Inflation

The effects of inflation on the Company’s operations were not significant during the periods presented in the Consolidated Financial Statements.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company’s primary market risk exposure relates to interest rate risk. At June 30, 2005, the balance on the Credit Facility was $17.6 million, which is subject to a variable rate of interest based on the Eurodollar rate. The Company has hedged its exposure to changes in interest rates by fixing its rate of interest on $18.0 million of its variable rate credit facility through two interest rate swap agreements. Assuming borrowings at June 30, 2005, any change in interest rates would not impact net interest expense. The Company’s only exposure related to the interest rate swap agreements is any change in the mark-to-market, which is recorded in earnings.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

MPW Industrial Services Group, Inc.

We have audited the accompanying consolidated balance sheet of MPW Industrial Services Group, Inc. and subsidiaries as of June 30, 2005 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPW Industrial Services Group, Inc. and subsidiaries as of June 30, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Columbus, Ohio

September 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

MPW Industrial Services Group, Inc.

We have audited the accompanying consolidated balance sheets of MPW Industrial Services Group, Inc. and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPW Industrial Services Group, Inc. and subsidiaries at June 30, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Columbus, Ohio

August 12, 2004, except for Note 16,

as to which the date is September 30, 2005

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,
	2005	2004
ASSETS
Cash	$744	$2,237
Accounts receivable, net	16,723	14,866
Inventories	2,002	2,119
Deferred income taxes	1,264	1,679
Prepaid expenses	1,066	1,070
Other current assets	15	2

Total current assets	21,814	21,973

Property and equipment, net	28,192	30,198
Goodwill	5,487	6,044
Other intangibles, net	6,503	6,284
Other assets	243	192

Total assets	$62,239	$64,691

LIABILITIES
Accounts payable	$3,547	$3,513
Accrued compensation and related taxes	1,899	1,902
Current maturities of long-term debt	1,234	1,261
Other accrued liabilities	5,518	5,608

Total current liabilities	12,198	12,284

Long-term debt	16,410	17,631
Deferred income taxes	1,806	3,447

Total liabilities	30,414	33,362

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,716,207 and 10,708,707 shares issued and outstanding at June 30, 2005 and 2004, respectively	107	107
Additional paid-in capital	40,936	40,921
Accumulated deficit	(9,223)	(9,690)
Accumulated other comprehensive income (loss)	5	(9)

Total shareholders’ equity	31,825	31,329

Total liabilities and shareholders’ equity	$62,239	$64,691

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Year Ended June 30,
	2005	2004	2003
Revenues	$93,298	$89,125	$102,821
Cost of services (including depreciation)	75,068	71,772	79,293

Gross profit	18,230	17,353	23,528
Selling, general and administrative expenses	16,735	17,119	18,453

Income from operations	1,495	234	5,075
Other income (expense):
Other income	186	—	—
Interest expense, net	(1,076)	(1,129)	(1,892)

Income (loss) from continuing operations before income taxes (benefit) and equity in loss of affiliate	605	(895)	3,183
Provision (benefit) for income taxes	138	(232)	1,164

Income (loss) from continuing operations before equity in loss of affiliate	467	(663)	2,019
Equity in loss of affiliate	—	—	(7,231)

Income (loss) from continuing operations	467	(663)	(5,212)
Income from discontinued operations, net of tax	—	—	446

Income (loss) before cumulative effect of change in accounting principle	467	(663)	(4,766)
Cumulative effect of change in accounting principle	—	—	(2,845)

Net income (loss)	$467	$(663)	$(7,611)

Net income (loss) per share, basic and dilutive:
Income (loss) from continuing operations	$0.04	$(0.06)	$(0.48)
Income from discontinued operations	—	—	0.04

Income (loss) before cumulative effect of change in accounting principle	0.04	(0.06)	(0.44)
Cumulative effect of change in accounting principle	—	—	(0.26)

Net income (loss) per share	$0.04	$(0.06)	$(0.70)

Weighted average shares outstanding	10,711	10,838	10,940
Weighted average shares outstanding, assuming dilution	10,786	10,838	10,940

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	Shares	Amount
Balance at June 30, 2002	10,940	$109	$41,507	$(1,416)	$(439)
Net loss	—	—	—	(7,611)	—	$(7,611)
Mark-to-market on interest rate swaps (net of income taxes of $30)	—	—	—	—	46	46
Foreign currency translation adjustment	—	—	—	—	47	47

Balance at June 30, 2003	10,940	109	41,507	(9,027)	(346)	$(7,518)

Net loss	—	—	—	(663)	—	$(663)
Mark-to-market on interest rate swaps (net of income taxes of $230)	—	—	—	—	344	344
Foreign currency translation adjustment	—	—	—	—	(7)	(7)
Exercise of stock options	19	—	37	—	—	—
Repurchase of common stock	(250)	(2)	(623)	—	—	—

Balance at June 30, 2004	10,709	107	40,921	(9,690)	(9)	$(326)

Net income	—	—	—	467	—	$467
Reclassification of mark-to-market on interest rate swaps to earnings (net of income taxes of $42)	—	—	—	—	(63)	(63)
Foreign currency translation adjustment	—	—	—	—	77	77
Exercise of stock options	8	—	15	—	—	—

Balance at June 30, 2005	10,717	$107	$40,936	$(9,223)	$5	$481

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2005	2004	2003
Cash flow from operating activities:
Net income (loss)	$467	$(663)	$(7,611)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,193	8,175	9,497
Amortization	660	605	680
Impairment charge	26	—	—
Equity in loss of affiliate	—	—	7,231
Earnings from mark-to-market on interest rate swap	(112)	—	—
Loss on disposals of assets	157	100	136
Non-cash charge for discontinued operations and gain on sale of subsidiary	—	—	(515)
Change in deferred income taxes	(998)	(401)	294
Cumulative effect of change in accounting principle	—	—	2,845
Changes in operating assets and liabilities:
Accounts receivable	(1,935)	2,335	(917)
Inventories	192	175	(103)
Prepaid expenses and other assets	21	176	257
Accounts payable	111	(4,712)	3,355
Other accrued liabilities	(293)	(925)	520
Other accrued liabilities	297	—	—

Net cash provided by operating activities	5,786	4,865	15,669

Cash flow from investing activities:
Purchases of property and equipment	(5,065)	(3,679)	(7,411)
Purchase of businesses	(990)	—	(33)
Proceeds from the disposal of property and equipment	30	235	15
Proceeds from the sale of subsidiary	—	—	1,901
Investment in affiliate	—	—	(439)

Net cash used in investing activities	(6,025)	(3,444)	(5,967)

Cash flow from financing activities:
Proceeds from issuance of common stock, net	15	37	—
Repurchase of common stock	—	(625)	—
Proceeds from revolving credit facility	4,500	17,050	25,649
Payments on revolving credit facility	(5,700)	(18,250)	(32,709)
Issuance of notes payable	—	—	128
Payments on notes payable	(60)	(122)	(208)
Payments on capital lease obligations	(9)	—	—

Net cash used in financing activities	(1,254)	(1,910)	(7,140)

Increase (decrease) in cash	(1,493)	(489)	2,562
Cash at beginning of year	2,237	2,726	164

Cash at end of year	$744	$2,237	$2,726

Supplemental schedule of noncash investing and financing activities:
Capital lease of property and equipment	$21	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2005, 2004 and 2003)

Note 1.    Summary of Significant Accounting Policies

Basis of Presentation and Description of Business    MPW Industrial Services Group, Inc. and its subsidiaries (the “Company”) provide technically-based services, including industrial and chemical cleaning, facility maintenance and support services, industrial container cleaning and industrial process water purification. Such services are primarily provided at customer facilities. The Company serves customers in numerous industries including automotive, utility, manufacturing, pulp and paper, steel and chemical primarily throughout the United States and Canada.

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

Depreciation on the Company’s property and equipment has been computed based on the following useful lives:

Years
Buildings and improvements	2 to 30
Motor vehicles and transportation equipment	1 to 10
Machinery and equipment	1 to 10
Furniture, fixtures and computer equipment	2 to 7

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2005, 2004 and 2003)

Goodwill and Other Intangibles, Net    The Company has classified as goodwill the excess of the acquisition cost over the fair values of the net assets of businesses acquired. Effective July 1, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized. Other intangible assets with identifiable definite lives continue to be amortized over their useful lives. Other intangible assets include patents, covenants not-to-compete and customer lists and are amortized on a straight-line basis over periods ranging from 3 to 20 years.

In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets were tested for impairment upon adoption of the standard and annually thereafter or upon the occurrence of certain triggering events as defined by SFAS No. 142. SFAS No. 142 requires a two-step process for impairment testing of goodwill. The first step identifies indications of impairment, while the second step, if necessary, measures the amount of the impairment, if any. The Company performs its annual impairment test during the fourth quarter of each year using the discounted cash flow methodology. See Note 7.

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

Other Current Liabilities    Total other current liabilities of $5.5 million as of June 30, 2005 includes $3.4 million related to workers’ compensation and $1.0 million of income taxes payable. Total other current liabilities of $5.6 million as of June 30, 2004 includes $3.1 million related to workers compensation and $1.2 million of income taxes payable.

Insurance Risk    The Company is self-insured for workers’ compensation, general and auto liability costs up to certain retention levels and purchases private insurance for claims in excess of those retention levels. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported.

Financial Instruments    Financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term debt. The carrying value of all financial instruments at June 30, 2005 and 2004 approximated their fair value.

Risks and Uncertainties    As of June 30, 2005, the Company operated over 35 branch locations in 13 states and Canada. The Company’s largest markets are the utility, manufacturing, steel and automotive markets, which comprise approximately 80% of the Company’s revenues. Foreign operations represent approximately 4% of the Company’s consolidated revenues and consolidated net assets. Approximately 5% of the Company’s consolidated labor force is covered by current collective bargaining agreements, which expire in 2007 and 2009. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable.

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

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2005, 2004 and 2003)

Stock Options    As of June 30, 2005, the Company has two stock-based compensation plans, which are described in detail in Note 12. The Company accounts for these plans under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. No stock-based compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and net income (loss) per share would have been reduced by the pro forma amounts as follows:

	Year Ended June 30,
	2005	2004	2003
Net income (loss):
As reported	$467	$(663)	$(7,611)
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(90)	(71)	(144)

Pro forma net income (loss)	$377	$(734)	$(7,755)

Net income (loss) per share, basic and diluted:
As reported	$0.04	$(0.06)	$(0.70)

Pro forma	$0.03	$(0.07)	$(0.71)

For purposes of determining the required pro forma information for fiscal 2005, 2004 and 2003, the following assumptions were used:

	Year Ended June 30,
	2005	2004	2003
Weighted-average fair value of options granted during the period using a Black-Scholes option valuation model	$1.52	$1.06	$0.98
Weighted-average assumptions used for grants:
Risk-free interest rate	4.08%	3.80%	3.92%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	57.10%	44.00%	44.00%
Expected life of option (in years)	7	7	7

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2005, 2004 and 2003)

Accumulated Other Comprehensive Income (Loss)    SFAS No. 130, Reporting Comprehensive Income, requires that an enterprise report the change in its equity during the period from non-owner sources as other comprehensive income (loss). In fiscal 2004 and 2003, the Company adjusted the pay-fixed interest rate swaps to current market values through other comprehensive income (loss). In fiscal 2005, the Company determined that it failed to qualify for hedge accounting treatment at inception of the interest rate swaps and therefore recognized the $0.2 million gain deferred in accumulated comprehensive income in earnings. The gain recognized in fiscal 2005 was reported in other income. The impact of recognizing the 2004 and 2003 mark-to-market adjustments in 2005 was neither material to the current or prior periods presented. Accumulated other comprehensive income (loss) was comprised of the following:

	June 30,
	2005	2004
	(in thousands)
Mark-to-market on interest rate swaps	$—	$63
Foreign currency translation adjustment	5	(72)

	$5	$(9)

Statement of Cash Flows    Cash paid (refund received) for income taxes for fiscal 2005, 2004 and 2003 was $1.0 million, $0.7 million and $0.1 million, respectively. Cash paid for interest was $1.1 million, $1.1 million and $2.1 million for fiscal 2005, 2004 and 2003, respectively.

Use of Estimates    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Reclassifications    Certain amounts presented as of and for the years ended June 30, 2004 and 2003 have been reclassified to conform to the June 30, 2005 presentation.

Recently Adopted Accounting Standards    In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-5, Implicit Variable Interests Resulting under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The FSP addresses whether a reporting enterprise should consider whether it has an implicit variable interest in a variable interest entity due to the existence of specific conditions of related parties. The Company adopted this FSP on April 1, 2005. The adoption of this FSP had no impact on the Company’s consolidated financial statements.

Effect of Recent Accounting Pronouncements    In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

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

(For the Years Ended June 30, 2005, 2004 and 2003)

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

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides interpretations expressing the views of the SEC staff regarding the interaction between SFAS 123 (revised) and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not modify any of SFAS 123 (revised)’s conclusions or requirements. The Company does not expect the adoption of SAB 107 to have a material impact on its financial position or results of operations.

Note 2.    Discontinued Operations

On June 30, 2003, the Company closed on the sale of the medical and laboratory water purification reporting unit of the Industrial Water Process Purification segment (“WTW”) for approximately $1.9 million in cash.

The operating results of WTW reported as discontinued operations for the year ended June 30, 2003 include $1.2 million in revenues with $0.2 million of income before taxes. The gain on disposal of WTW was $0.3 million, net of income taxes of $0.2 million. Total income from discontinued operations, net of tax, was $0.4 million for the year ended June 30, 2003.

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

(For the Years Ended June 30, 2005, 2004 and 2003)

As a result of the reduction in the Company’s ownership of Pentagon’s capital stock, the Company began accounting for its remaining investment in Pentagon under the equity method of accounting in fiscal 2001. During 2003, the Company invested an additional $0.4 million in Pentagon.

The Company’s equity in loss of affiliate of $7.2 million for the year ended June 30, 2003 includes the Company’s share ($2.8 million) of a $12.7 million goodwill impairment charge recorded by Pentagon under the provisions of SFAS No. 142. The fiscal 2003 equity in loss in affiliate also includes a $3.8 million other than temporary impairment charge to fully write-off the Company’s remaining investment in Pentagon due to continued declines in operating results as well as the slowdown and uncertainty in the semi-conductor industry. As a result of the full write-off of the Company’s investment in Pentagon at June 30, 2003, the Company ceased recognizing its equity investment in the losses of Pentagon beginning in fiscal 2004 as the Company had no further commitments to provide further financial support to Pentagon.

Summarized operating data of Pentagon for the year ended June 30, 2003 is presented in the following table:

Year Ended June 30, 2003
(in thousands; unaudited)
Revenues	$33,690

Loss from operations	$(13,672)

Net loss	$(15,310)

Note 4.    Acquisitions

On November 22, 2004, the Company purchased substantially all of the net assets of Hubbell’s Cleaning Systems, Inc. and Fairbanks Mobile Wash, Inc. (“Hubbell’s and Fairbanks”) for $860,000 in cash. Hubbell’s and Fairbanks specialize in environmental cleaning and facility management services, low-pressure hydroblasting and industrial wet and dry vacuum services. The purchase price has been allocated to the acquired assets based on their estimated fair value at the date of the acquisition with $640,000 being recorded to other intangibles. The other intangibles include a non-compete agreement and non-contractual customer relationship and are being amortized over five years. The Hubbell’s and Fairbanks results of operations are included in the Company’s Industrial Cleaning segment from the acquisition date. Pro forma results, including the acquired business since the beginning of the earliest period presented, would not be materially different than actual results.

On December 27, 2004, the Company purchased substantially all of the net assets of the jacket water cleaning business of Blasters, Inc. (“Blasters”) for $130,000 in cash, with a maximum of $200,000 of contingent consideration payable over a three-year period, which is included in other accrued liabilities. Blasters provides jacket water cleaning services to gas transmission companies. The purchase price has been allocated to the acquired assets based on their estimated fair value at the date of the acquisition with $265,000 being recorded to other intangibles. The other intangibles include a customer contract and non-contractual customer relationship and are being amortized over three to five years. The Blasters results of operations are included in the Company’s Industrial Cleaning segment from the acquisition date. Pro forma results, including the acquired business since the beginning of the earliest period presented, would not be materially different than actual results.

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid based on the achievement of certain objectives. Such additional consideration is paid in cash, common stock

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2005, 2004 and 2003)

of the Company, or a combination thereof, and is capitalized as an intangible asset. During the fiscal year ended June 30, 2003 the Company paid additional consideration of $33,400, which was recorded as goodwill.

Note 5.    Accounts Receivable

Accounts receivable is summarized as follows:

	June 30,
	2005	2004
	(in thousands)
Accounts receivable	$17,586	$16,163
Less allowance for doubtful accounts	(863)	(1,297)

	$16,723	$14,866

The following is a summary of activity in the allowance for doubtful accounts:

	Year Ended June 30,
	2005	2004	2003
	(in thousands)
Beginning balance	$1,297	$2,435	$648
Provision for bad debts	(105)	1,536	1,867
Account write-offs, net	(329)	(2,674)	(80)

Ending balance	$863	$1,297	$2,435

Note 6.    Property and Equipment

Property and equipment is summarized as follows:

	June 30,
	2005	2004
	(in thousands)
Land and buildings	$10,719	$10,654
Motor vehicles and transportation equipment	48,093	47,809
Machinery and equipment	27,943	27,342
Leasehold improvements	5,195	5,099
Furniture, fixtures and computer equipment	2,989	2,933
Construction in progress	1,918	1,127

	96,857	94,964
Less accumulated depreciation	(68,665)	(64,766)

	$28,192	$30,198

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

(For the Years Ended June 30, 2005, 2004 and 2003)

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

Unless otherwise deemed necessary, the Company performs its annual impairment test during the fourth quarter of each year using the discounted cash flow methodology. No further impairment charges have been necessary since the transitional impairment charge recorded upon the adoption of SFAS No. 142.

The carrying amount of goodwill for the years ended June 30, 2005 and 2004 is $5.5 million and $6.0 million, respectively, and is related to the Industrial Cleaning segment. The change in goodwill in fiscal 2005 relates to the reduction of income tax liabilities recorded in the acquisition of Maintenance Concepts, Inc.

Other intangibles are summarized as follows:

	June 30, 2005		June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Customer relationships and lists	$9,074	$(3,090)	$8,295	$(2,580)
Patents	1,393	(963)	1,393	(824)
Non-compete agreements	510	(421)	410	(410)

	$10,977	$(4,474)	$10,098	$(3,814)

The change in customer relationships and lists and non-compete agreements is due to the acquisition of certain assets of Hubbell’s and Fairbanks and Blasters. See Note 4—Acquisitions. In addition, during the fourth quarter of fiscal 2005, the Company recognized a $26 thousand impairment charge related to a customer list as a result of a decline in expected revenues. The impairment charge was reported in selling, general and administrative expenses and related to the Industrial Cleaning segment.

Amortization expense related to other intangibles was $0.7 million, $0.6 million and $0.7 million for the years ended June 30, 2005, 2004 and 2003, respectively. Estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense
(in thousands)
For the year ended June 30, 2006	$745
For the year ended June 30, 2007	745
For the year ended June 30, 2008	710
For the year ended June 30, 2009	547
For the year ended June 30, 2010	458

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2005, 2004 and 2003)

Note 8.    Long-Term Debt

Long-term debt is summarized as follows:

	June 30,
	2005	2004
	(in thousands)
Credit facility	$17,600	$18,800
Capital lease obligations	12	—
Other notes payable	32	92

	17,644	18,892
Less current maturities	1,234	1,261

	$16,410	$17,631

In June 2002, the Company entered into a credit agreement with its principal banks (the “Credit Facility”) with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. Effective June 30, 2005, the Company amended its Credit Facility and reduced the revolving credit availability to $27.0 million, which is subject to further periodic reduction of $0.3 million per quarter commencing on March 31, 2007. The amendment also extended the Credit Facility’s term loan expiration from April 1, 2006 to December 31, 2006 and the revolving credit facility’s expiration from April 1, 2006 to January 1, 2008, at which time the principal balance outstanding, together with all accrued interest will become immediately due and payable.

As of June 30, 2005, excluding outstanding borrowings and letters of credit, there was $5.4 million available under the Credit Facility. There were $5.4 million and $5.8 million of unused letters of credit outstanding under the Credit Facility at June 30, 2005 and 2004, respectively. The weighted average interest rate for the Credit Facility was 5.67% for the year ended June 30, 2005.

The Credit Facility is secured by substantially all of the Company’s assets and is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus the applicable margin rate of 2.25%. The Company also pays a commitment fee of 0.45% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility also contains covenants that prohibit the payment of cash dividends. As of June 30, 2005, outstanding borrowings under the Credit Facility were $17.6 million.

The Company has two pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate, which mature in June 2006. The objective of the hedge is to eliminate the variability of cash flows related to interest rate payments on the Company’s variable rate debt. As of June 30, 2005, the swap agreements have a notional amount of $8.0 million and $10.0 million and effectively lock in a portion of the Company’s variable rate revolving credit liability at fixed rates of 2.61% and 2.80%, respectively, plus the Company’s applicable margin. These swap agreements were accounted for as cash flow hedges, as defined under SFAS No. 133, Accounting for Derivative and Hedging Activities. In fiscal 2004 and 2003, the Company adjusted the pay-fixed interest rate swaps to current market values through other

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2005, 2004 and 2003)

comprehensive income (loss). In fiscal 2005, the Company determined that it failed to qualify for hedge accounting treatment at inception of the interest rate swaps and therefore recognized the $0.2 million gain deferred in accumulated comprehensive income (loss) in earnings. The gain recognized in fiscal 2005 was reported in other income.

An asset of $0.2 million and $0.1 million have been recognized in the consolidated financial statements at June 30, 2005 and 2004, respectively, for the mark-to-market adjustment on the interest rate swap contracts.

The Company has several other notes payable with a total outstanding balance of $32 thousand at June 30, 2005. Payments on the notes payable are made monthly with maturity dates no later than fiscal 2008. The Company also has a capital lease obligation with a total outstanding balance of $12 thousand at June 30, 2005, which matures during fiscal 2006.

The aggregate maturities of long-term debt for the five years ending June 30 are: 2006, $1.2 million; 2007, $0.3 million; 2008, $16.1 million; and thereafter, $0.

Note 9.    Lease Commitments

The Company leases certain land, buildings, equipment and aircraft under non-cancelable operating leases with third parties and with entities controlled by its principal shareholder and Chief Executive Officer. See Note 14—Related Party Transactions.

The aggregate minimum rent commitment under non-cancelable operating leases with lease terms in excess of one year are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2006	$2,300	$12
2007	1,723	—
2008	1,553	—
2009	1,383	—
2010	684	—
Later years	123	—

Minimum lease payments	$7,766	12

Less: Amounts representing interest		—

Capital lease obligations		$12

Rental expense related to all operating leases was approximately $2.8 million for fiscal 2005 and 2004, respectively.

The Company is also a guarantor of a lease agreement related to a facility operated by its former subsidiary, Pentagon. See Note 15—Commitments and Contingencies.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2005, 2004 and 2003)

Note 10.    Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Year Ended June 30,
	2005	2004	2003
	(in thousands)
Current:
Federal	$1,065	$69	$1,025
International	4	24	32
State and local	5	76	85

	1,074	169	1,142
Deferred	(671)	(401)	294
Change in Ohio state tax law	(265)	—	—
Allocation to discontinued operations	—	—	(272)

	$138	$(232)	$1,164

Differences arising between the provision (benefit) for income taxes related to continuing operations and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes are as follows:

	Year Ended June 30,
	2005	2004	2003
Federal tax at statutory rate	34.0%	34.0%	34.0%
State and local taxes (net of federal benefit)	0.5	2.4	0.9
Change in Ohio state tax law	(43.5)	—	—
Prior period adjustment to deferred income taxes	15.1	—	—
Meals and entertainment	10.2	(8.3)	1.8
Other non-deductible expenses and foreign tax rate differential	6.5	(2.1)	(0.1)

	22.8%	26.0%	36.6%

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2005, 2004 and 2003)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,
	2005	2004
	(in thousands)
Deferred tax assets:
Bad debt reserves	$275	$495
Workers compensation reserves	1,159	1,241
Capital loss carryforward	3,046	3,584
Net state operating loss carryforwards	954	859
Investment in affiliate	1,894	2,228
Loss on sale of subsidiary and other liabilities	15	17
Intangible assets	684	1,148
Other	234	294

	8,261	9,866
Deferred tax asset valuation allowance	(5,894)	(6,671)

Total deferred tax assets net of valuation allowance	$2,367	$3,195

Deferred tax liabilities:
Property and equipment	$2,490	$4,553
Interest rate swap	63	42
Prepaid expenses	356	368

Total deferred tax liabilities	$2,909	$4,963

Net deferred tax liabilities	$542	$1,768

On June 30, 2005, the State of Ohio enacted various changes to its tax laws. One change is the phase out of the Ohio franchise tax, which is generally based on federal taxable income. This phase out is scheduled to occur at 20% per year for 2006 through 2010. The Company’s accrual for income taxes for fiscal 2005 included 100% of the expected Ohio franchise tax liability. In addition, as a result of the various changes to Ohio’s tax laws, the Company has reduced the rate at which it records its deferred taxes.

At June 30, 2005, the Company has $9.0 million of capital loss carry-forwards. These capital loss carry-forwards expire in 2006 and may only be utilized to offset capital gains. At June 30, 2005, the Company had tax benefits for state net operating loss carryforwards of $17.0 million that expire in fiscal 2010 upon the phase out of the Ohio franchise tax. At June 30, 2005, a full valuation allowance has been provided for the capital loss carry-forwards and state operating loss carryforwards. The Company has determined that it is more likely than not that there will not be sufficient taxable income or capital gains in future years to utilize all of the net operating loss and capital loss carryforwards.

At June 30, 2005, the Company had a $1.9 million deferred tax asset related to its investment in its former subsidiary, Pentagon. At June 30, 2005, a full valuation allowance has been provided for the deferred tax asset as the Company has determined that it is more likely than not that there will not be sufficient capital gains or dividend distributions in future years to realize the benefit of the deferred tax asset.

Deferred taxes are not provided on unremitted earnings of subsidiaries outside the United States because it is expected that the earnings will be permanently reinvested. Such earnings may become taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2005, 2004 and 2003)

The Company establishes reserves when, despite its belief that its tax return positions are fully supportable, it believes that certain positions are likely to be challenged and may result in an unfavorable outcome. The Company adjusts these reserves in light of changing facts and circumstances, such as the progress of a tax audit. A number of years may elapse before a particular tax matter, for which the company has established a reserve, is audited by the IRS or state agencies and resolved. While it is often difficult to predict the final outcome or the timing of resolution, the Company believes that its reserves reflect the probable outcome of known tax contingences. An unfavorable settlement of any particular tax matter would require the use of the Company’s cash. A favorable settlement of any particular tax matter would be recognized as a reduction to the Company’s effective tax rate in the year of resolution.

Note 11.    Employee Benefits

The Company sponsors a Savings Plan, which qualifies for tax-deferred contributions under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), that covers substantially all employees of the Company who are over 21 years of age with at least three months of continuous service. Contributions by eligible employees are matched at a rate of 50% of the first 6% of the employee’s contributed earnings. The Company may make additional discretionary contributions to the 401(k) Plan. Matching contributions approximated $0.3 million, $0.3 million and $0.2 million for fiscal 2005, 2004 and 2003, respectively.

Note 12.    Stock Option Plans

1994 Stock Option Plan    The Company’s 1994 Stock Option Plan (the “1994 Plan”) provided for the granting of up to 1,000,000 stock options to key management personnel. Effective with the Company’s initial public offering in fiscal 1998, no additional options will be granted under the 1994 Plan and the Company’s repurchase obligation upon exercise of stock options was terminated. As of June 30, 2005, 72,000 options were outstanding at a weighted average exercise price of $3.23 per share.

1997 Stock Option Plan    On November 15, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), which provides for the granting of up to 1,200,000 stock options to officers, key employees, consultants and directors of the Company. Any options granted that lapse or are cancelled are available for re-grant under the terms of the 1997 Plan. Stock option grants may be in the form of incentive stock options, non-qualified options, or a combination thereof. The exercise price of the stock options granted will be determined by the Compensation Committee of the Board of Directors of the Company which, in the case of incentive stock options, shall be equal to or greater than the market value per share on the date of grant and, in the case of non-qualified options shall not be less than 85% of the market value per share at the date of grant. The stock options vest over a period of time determined by the Compensation Committee and expire after ten years from the date of grant; however, the Compensation Committee may declare the options immediately exercisable in full upon any change in control of the Company. Non-employee directors shall be granted 2,000 non-qualified options at the first annual shareholders meeting subsequent to the adoption of the 1997 Plan at which he or she is elected a director, and 1,000 options shall be granted at each subsequent annual shareholders meeting at which he or she is re-elected as a director. Additional options may be granted to the non-employee directors at the discretion of the Compensation Committee. The non-employee director option grants vest after one full year from the date of grant and expire ten years from the date of grant. Options covering 1,508,750 shares of common stock have been granted, of which 640,400 options have been cancelled. At June 30, 2005 there were 840,500 options outstanding at a weighted average exercise price of $4.61 per share.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2005, 2004 and 2003)

The following table summarizes stock option activity for the years ended June 30, 2005, 2004 and 2003:

	Number of Options (#)	Weighted Average Exercise Price Per Share ($)
	(in thousands, except per share data)
Outstanding at June 30, 2002	1,743	4.73
Granted	22	1.90
Expired or cancelled	(55)	3.21

Outstanding at June 30, 2003	1,710	4.74
Granted	47	2.06
Exercised	(19)	1.85
Expired or cancelled	(955)	4.46

Outstanding at June 30, 2004	783	5.00
Granted	167	2.49
Exercised	(8)	1.85
Expired or cancelled	(30)	6.57

Outstanding at June 30, 2005	912	4.50

The following table summarizes information about stock options outstanding at June 30, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Price ($)	Options (#)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price ($)	Options (#)	Weighted Average Exercise Price ($)
	(in thousands, except per share and year data)
1.25- 2.50	563	7.6	2.06	287	1.86
2.51- 3.23	72	2.0	3.23	72	3.23
8.63-13.13	277	2.8	9.80	277	9.80

	912	5.0	4.50	636	5.48

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2005, 2004 and 2003)

Note 13.    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended June 30,
	2005	2004	2003
Numerator for basic and diluted earnings (loss) per share-net income (loss) from:
Continuing operations	$467	$(663)	$(5,212)
Discontinued operations	—	—	446

Income (loss) before cumulative effect of change in accounting principle	467	(663)	(4,766)
Cumulative effect of change in accounting principle	—	—	(2,845)

Net income (loss)	$467	$(663)	$(7,611)

Denominator for basic earnings (loss) per share-weighted average common shares	10,711	10,838	10,940
Effect of dilutive securities:
Dilutive employee stock options	75	—	—

Denominator for diluted earnings (loss) per share-adjusted weighted average common shares and assumed conversions	10,786	10,838	10,940

Net income (loss) per share, basic and dilutive:
Continuing operations	$0.04	$(0.06)	$(0.48)
Discontinued operations	—	—	0.04

Income (loss) before cumulative effect of change in accounting principle	0.04	(0.06)	(0.44)
Cumulative effect of change in accounting principle	—	—	(0.26)

Net income (loss) per share	$0.04	$(0.06)	$(0.70)

Options to purchase 516,250, 368,250 and 1,279,550 shares of common stock at a weighted average price of $6.52, $8.52 and $5.72 per share, respectively, were outstanding during fiscal 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 415,000 and 430,000 shares of common stock at a weighted average price of $1.87 and $1.84 per share were outstanding during fiscal 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the fiscal years ended June 30, 2004 and 2003 and, therefore, the effect would be antidilutive.

Note 14.    Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $2.0 million, $2.1 million and $2.0 million for fiscal 2005, 2004 and 2003, respectively.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2005, 2004 and 2003)

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and CEO. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges for fiscal years 2005, 2004 and 2003 were approximately $298,000, $212,000, and $196,000, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense. Accounts receivable related to these transactions were $0.2 million and $0.1 million at June 30, 2005 and 2004, respectively. During fiscal 2004, the Company also sold existing equipment to Pro-Kleen for cash proceeds of $204,000. The sale was reviewed and approved by the Company’s Audit Committee.

These transactions are reviewed periodically by the Company’s Audit Committee. Based on such review, the Company believes that these transactions are on terms at least as favorable as those that could be obtained from an independent third party.

Note 15.    Commitments and Contingencies

The Company is a guarantor of a lease agreement related to a facility operated by its former subsidiary, Pentagon. The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of June 30, 2005, the Company believes its maximum potential liability is $1.6 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like. The Company does not believe its liability under the guarantee meets the probability criteria under SFAS No. 5, Accounting for Contingencies.

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

Note 16.    Segment Reporting

The Company operates under four separate segments that are integral to a wide variety of manufacturing processes. These four segments are Industrial Cleaning, Facility Maintenance and Support Services, Industrial Container Cleaning and Industrial Process Water Purification and Chemical Cleaning. A discussion of each segment is set forth below.

Industrial Cleaning.    The Company provides industrial cleaning of critical operating equipment for industrial customers primarily at their facilities. The typical industries served by this segment include the automotive, utility, steel, pulp and paper, manufacturing and construction industries. The Company provides its industrial cleaning services on a daily recurring basis, a project-by-project basis, as well as pursuant to longer-term arrangements. The Company’s services principally include: dry vacuuming, wet vacuuming, industrial power washing, water blasting, ultra-high pressure water blasting and cryojetic cleaning. These services have been provided for over 30 years. The Chemical Cleaning business unit of the Industrial Cleaning segment provides chemical cleaning services on heat exchange equipment on a project-by-project basis primarily for customers in the utility, pulp and paper and manufacturing industries.

Facility Maintenance and Support Services.    The Company provides support to customers’ ongoing maintenance of their facilities as well as cleaning services that help customers to maximize the performance of their production processes through effective cleaning, leading to increased efficiency and productivity in their facilities.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2005, 2004 and 2003)

Industrial Container Cleaning.    The Company believes that it is a leading container cleaner for automotive paint manufacturers in North America. The automotive industry uses paint resin containers (“totes”) in the vehicle painting process. Totes are large portable stainless steel or aluminum containers that are filled with paint resin and are refilled after cleaning services are provided. The Company also provides container cleaning services to a small number of other industrial customers. This segment uses patented cleaning systems to perform services from two primary processing facilities located in Detroit, Michigan and Cleveland, Ohio.

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

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2005, 2004 and 2003)

Commencing in fiscal 2005, the Company changed its internal reporting structure to better align the operations with customer needs. As a result of this change, the Facility Maintenance and Support Services business unit, previously reported under the Industrial Cleaning and Facility Maintenance segment, is now separately reported. In addition, the Chemical Cleaning business unit, previously reported under the Industrial Water Process Purification segment, is being reported in the Industrial Cleaning segment and the Recovery Technologies business unit, previously reported under the Industrial Cleaning segment, is being reported in the Other category. The amounts presented for prior periods have been reclassified to reflect this change in segments. Summarized financial information for the Company’s reportable segments is shown in the following table:

	Year Ended June 30,
	2005	2004	2003
	(in thousands)
Revenue
Industrial Cleaning	$56,296	$54,224	$67,129
Facility Maintenance and Support Services	17,814	15,997	15,530
Industrial Container Cleaning	10,035	11,172	11,338
Industrial Water Process Purification	7,834	7,395	8,824
Other	1,319	337	—

Total	$93,298	$89,125	$102,821

Depreciation and Amortization
Industrial Cleaning	$4,426	$5,062	$6,118
Facility Maintenance and Support Services	242	265	295
Industrial Container Cleaning	1,280	1,441	2,047
Industrial Water Process Purification	1,711	1,882	1,668
Other(1)	194	130	49

Total	$7,853	$8,780	$10,177

Operating Income (Loss)
Industrial Cleaning	$(2,805)	$(3,884)	$808
Facility Maintenance and Support Services	2,704	2,351	2,064
Industrial Container Cleaning	1,697	2,171	636
Industrial Water Process Purification	186	188	1,620
Other	(287)	(592)	(53)

Total	$1,495	$234	$5,075

Total Assets
Industrial Cleaning	$29,724	$29,359	$36,019
Facility Maintenance and Support Services	3,468	2,425	2,210
Industrial Container Cleaning	11,138	12,329	13,739
Industrial Water Process Purification	9,151	9,336	11,059
Other(2)	8,758	11,242	10,043

Total	$62,239	$64,691	$73,070

Capital Expenditures
Industrial Cleaning	$3,460	$1,726	$2,573
Facility Maintenance and Support Services	148	23	17
Industrial Container Cleaning	116	106	252
Industrial Water Process Purification	1,084	725	3,754
Other(2)	278	1,099	815

Total	$5,086	$3,679	$7,411

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2005, 2004 and 2003)

(1)	Other represents the depreciation and amortization related to operations not part of reportable segments in the years ended June 30, 2005 and 2004 and represents depreciation and amortization associated with discontinued operations in the year ended June 30, 2003.
(2)	Other consists of assets and capital expenditures related to corporate and operations not part of a reportable segment for fiscal 2005 and 2004 and represents capital expenditures related to corporate and discontinued operations for fiscal 2003.

Note 17.    Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	September 30	December 31	March 31	June 30
	(in thousands, except per share data)
Fiscal 2005
Revenues	$22,825	$23,035	$22,732	$24,706
Gross profit	4,787	4,669	3,685	5,089
Income (loss) from operations	446	211	(310)	1,148
Income (loss) from continuing operations(1)	97	(23)	(417)	810
Net income (loss)(1)	97	(23)	(417)	810
Net income (loss) per share, basic and dilutive(1)	0.01	—	(0.04)	0.07

Fiscal 2004
Revenues	$19,660	$22,315	$22,833	$24,317
Gross profit	2,643	4,225	4,662	5,823
Income (loss) from operations	(2,231)	(29)	938	1,556
Income (loss) from continuing operations	(1,433)	(570)	455	885
Net income (loss)	(1,433)	(570)	455	885
Net income (loss) per share, basic and dilutive	(0.13)	(0.05)	0.04	0.08

(1)	The quarter ended June 30, 2005 includes a $0.2 million adjustment to recognize the mark-to-market on interest rate swaps through earnings and a $0.1 million charge for an adjustment to deferred income taxes. A portion of the mark-to-market adjustment and adjustment to deferred income taxes relate to a prior period but were not deemed material to the current or prior periods presented.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 15, 2004, the Audit Committee of the Board of Directors of MPW Industrial Services Group, Inc. (the “Company”) dismissed its independent registered public accounting firm, Ernst & Young LLP, and determined to appoint KPMG LLP as its new independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending June 30, 2005. The change was the result of a selection process that considered quantitative and qualitative attributes of several accounting firms. Ernst & Young LLP’s dismissal was effective on September 24, 2004.

The reports of Ernst & Young LLP on the consolidated financial statements for the years ended June 30, 2004 and 2003 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that its audit report for fiscal 2003 was modified to reflect a change in the Company’s method of accounting for goodwill in 2003 in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(For the Years Ended June 30, 2005, 2004 and 2003)

In connection with its audits for the years ended June 30, 2004 and 2003 and through September 24, 2004, there were no disagreements between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure (as defined in Item 304(a)(1)(iv) of Regulation S-K), and there were no reportable events (as defined by Item 304(a)(1)(v) of Regulation S-K).

Item 9A.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that as of that date, the Company’s disclosure controls and procedures were ineffective and were not designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities, as a result of the Company’s controls and procedures related to income taxes.

During the review of the Company’s income taxes as of June 30, 2005, the Company concluded that a material weakness existed related to the disclosure controls and procedures related to the Company’s accounting for income taxes. The Company has corrected the material weakness by implementing additional controls, including the addition of certain reconciliations. The result of the Company’s review and reconciliation resulted in an immaterial adjustment.

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

(b)  Changes in internal controls.

No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers

The information required by Item 401 of Regulation S-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned “Election of Directors” in MPW’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 1, 2005 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information regarding the executive officers of the Company required by Item 401 of Regulation S-K, see “Supplemental Item.—Executive Officers of the Company” in Part I of this Form 10-K.

Information concerning the Registrant’s Audit Committee and the determination by the Registrant’s Board of Directors that at least one member of the Audit Committee qualifies as an “audit committee financial expert” is incorporated herein by reference from the information which will be included under the heading “PROPOSAL: ELECTION OF DIRECTORS – Committees of the Board of Directors and Meetings Held” in the Proxy Statement. Information concerning the nomination process for director candidates is incorporated herein by reference from the information which will be included under the heading “PROPOSAL: ELECTION OF DIRECTORS – Nominating Procedures” in the Proxy Statement.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from material to be included under “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement.

The information required by Item 406 of Regulation S-K is incorporated herein by reference from material to be included under “PROPOSAL: ELECTION OF DIRECTORS – Code of Business Conduct and Ethics” in the Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2005 and 2004

Consolidated Statements of Operations for the Years Ended June 30, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended June 30, 2005, 2004 and 2003

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

      3.    Exhibits

The exhibits listed on the “Exhibit Index” beginning on page 51 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Exhibit Index.” The “Exhibit Index” specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(b) The exhibits listed on the “Exhibit Index” beginning on page 51 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Exhibit Index.”

(c) Additional Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of October, 2005.

MPW INDUSTRIAL SERVICES GROUP, INC.

By:	/s/ ROBERT VALENTINE
Robert Valentine
Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Date	Title

/s/ MONTE R. BLACK Monte R. Black	October 4, 2005	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ ROBERT VALENTINE Robert Valentine	October 4, 2005	Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

* Alfred Friedman	*	Director

* Pete A. Klisares	*	Director

* Timothy A. Walsh	*	Director

* Luke Feck	*	Director

*	The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors and filed with this report.

*By:	/s/ ROBERT VALENTINE	Date: October 4, 2005
Robert Valentine
Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

10(a)	Amended and Restated 1997 Stock Option Plan (filed as exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference)*

10(b)	Lease for Hebron, Ohio facility (filed as exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(c)	Lease for Newark, Ohio facility (filed as exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(d)	First Lease Amendment for Chesterfield, Michigan facility (filed as exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(e)	Aircraft Lease (filed as exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(f)	Form of Severance Agreement by and between MPW Industrial Services Group, Inc. and Executive Officers (filed as Exhibit 10(e) to the Company’s Registration Statement on form S-1 (Registration No. 333-36887) originally filed with the Securities and Exchange Commission on October 1, 1997 (the “Registration Statement”) and incorporated herein by reference)*

10(g)	Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and Directors (filed as Exhibit 10(f) to the Company’s Registration Statement and incorporated herein by reference)*

10(h)	Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and persons who are a Director and an Officer (filed as Exhibit 10(g) to the Company’s Registration Statement and incorporated herein by reference)*

10(i)	Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and Executive Officers (filed as Exhibit 10(h) to the Company’s Registration Statement and incorporated herein by reference)*

10(j)	Lease for Newark, Ohio additional facility (filed as Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999, and incorporated herein by reference)

10(k)	Lease for Hebron, Ohio land (filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(l)	Recapitalization Agreement, dated April 25, 2000, by and among the Company, Pentagon Technologies Group, Inc., MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnerships and BCP III Affiliates Fund Limited Partnership (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 3, 2000, and incorporated herein by reference)

10(m)	Amendment No. 1 to Recapitalization Agreement, dated as of July 17, 2000, by and among the Company, Pentagon Technologies Group, Inc., MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnerships, BCP III Affiliates Fund Limited Partnership, PPM America Private Equity Fund, L.P., Old Hickory Fund I, LLC, and Antares Capital Corporation (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 3, 2000, and incorporated herein by reference)

10(n)	Stock Purchase Agreement, dated as of May 10, 2001, by and among MPW Industrial Services Group, Inc., MPW Management Services Corp., CLARCOR Filtration Products, Inc. and CLARCOR Inc. (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference)

10(o)	Lease for Rockport, Indiana facility (filed as Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(p)	Lease for Chesterfield, Michigan additional facility (filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(q)	Credit Agreement, dated June 18, 2002, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(r)	Aircraft Lease (filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)

10(s)	First Amendment of Credit Agreement, dated April 27, 2004, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated herein by reference)

10(t)	Second Amendment of Credit Agreement, dated August 6, 2004, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated herein by reference)

10(u)	Third Amendment of Credit Agreement, dated November 12, 2004, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference)

10(v)	Fourth Amendment of Credit Agreement, dated February 11 2005, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference)

10(w)	Fifth Amendment of Credit Agreement, dated March 31, 2005, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference)

10(x)	Sixth Amendment of Credit Agreement, dated May 12, 2005, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference)

10(y)	Lease for Hebron, Ohio facility

10(z)	Lease for Newark, Ohio facility

10(aa)	Lease for Chesterfield, Michigan facility

10(ab)	Seventh Amendment of Credit Agreement, dated June 30, 2005, among the Company and its subsidiaries, Bank One, NA and National City Bank

21	Subsidiaries of the Company

23.1	Consent of KPMG LLP

23.2	Consent of Ernst & Young LLP

24	Powers of Attorney

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.