Form 10-Q
period 2005-09-30
MPW INDUSTRIAL SERVICES GROUP INC
filed 2005-11-14
CIK 1047098

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

As of October 31, 2005, 10,716,207 shares of the issuer’s common stock, without par value, were outstanding.

MPW INDUSTRIAL SERVICES GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2005	June 30, 2005
	(unaudited)
ASSETS
Cash	$794	$744
Accounts receivable, net	16,243	16,723
Inventories	1,794	2,002
Deferred income taxes	1,145	1,264
Prepaid expenses	1,158	1,066
Other current assets	24	15

Total current assets	21,158	21,814

Property and equipment, net	30,295	28,192
Goodwill	5,487	5,487
Other intangibles, net	6,317	6,503
Other assets	469	243

Total assets	$63,726	$62,239

LIABILITIES
Accounts payable	$4,602	$3,547
Accrued compensation and related taxes	2,218	1,899
Current maturities of long-term debt	1,231	1,234
Other accrued liabilities	5,275	5,518

Total current liabilities	13,326	12,198

Long-term debt	16,116	16,410
Deferred income taxes	1,587	1,806
Other long-term liabilities	210	—

Total liabilities	31,239	30,414

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,716,207 shares issued and outstanding at September 30, 2005 and June 30, 2005, respectively	107	107
Additional paid-in capital	40,995	40,936
Accumulated deficit	(8,686)	(9,223)
Accumulated other comprehensive income	71	5

Total shareholders’ equity	32,487	31,825

Total liabilities and shareholders’ equity	$63,726	$62,239

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Three Months Ended September 30,
	2005	2004
	(unaudited)
Revenues	$25,286	$22,825
Cost of services (including depreciation)	19,991	18,038

Gross profit	5,295	4,787
Selling, general and administrative expenses	4,671	4,349
Other general (income) expense	(455)	(8)

Income from operations	1,079	446
Other income (expense):
Other income	10	—
Interest expense, net	(259)	(284)

Income from operations before income taxes	830	162
Provision for income taxes	293	65

Net income	$537	$97

Net income per share, basic and diluted	$0.05	$0.01

Weighted average shares outstanding	10,716	10,709
Weighted average shares outstanding, assuming dilution	10,747	10,768

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended September 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$537	$97
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,662	1,889
Amortization	186	138
Earnings from mark-to-market on interest rate swap	(10)	—
Employee stock option compensation	59	—
Gain on disposal of assets	(455)	(8)
Change in deferred income taxes	(104)	(377)
Changes in operating assets and liabilities:
Accounts receivable	480	(981)
Inventories	208	(62)
Prepaid expenses and other assets	(103)	309
Accounts payable	1,121	(459)
Other accrued liabilities	76	202

Net cash provided by operating activities	3,657	748

Cash flows from investing activities:
Purchases of property and equipment	(3,886)	(1,390)
Proceeds from the disposal of property and equipment	594	22

Net cash used in investing activities	(3,292)	(1,368)

Cash flows from financing activities:
Payments on revolving credit facility	(300)	(300)
Payments on notes payable	(8)	(22)
Payments on capital lease obligations	(7)	—

Net cash used in financing activities	(315)	(322)

Increase (decrease) in cash	50	(942)
Cash at beginning of year	744	2,237

Cash at end of period	$794	$1,295

Supplemental schedule of noncash investing and financing activities:
Financing of property and equipment	$18	$—

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Description of Business MPW Industrial Services Group, Inc. and its subsidiaries (the “Company”) provide technically-based services, including industrial and chemical cleaning, facility maintenance and support, industrial container cleaning and industrial process water purification. Such services are primarily provided at customer facilities. The Company serves customers in numerous industries including automotive, utility, manufacturing, pulp and paper, steel and chemical primarily throughout the United States and Canada.

The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended September 30, 2005 and 2004, respectively, in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 (“Annual Report”). The results of operations for the three months ended September 30, 2005 and 2004, respectively, are not necessarily indicative of the results for the full year.

Property and Equipment Property and equipment is net of accumulated depreciation of $69.1 million and $68.7 million at September 30, 2005 and June 30, 2005, respectively.

Comprehensive Income The components of other comprehensive income, net of tax, were as follows:

	Three Months Ended September 30,
	2005	2004
Net income	$537	$97
Mark-to-market on interest rate swaps	—	(58)
Foreign currency translation adjustment	66	41

Total comprehensive income	$603	$80

Stock Options As of September 30, 2005, the Company has two stock-based compensation plans, which are described in detail in Note 2. On July 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. The Company has elected to adopt SFAS No. 123(R) using the modified prospective method, in which compensation cost is recognized beginning with the effective date based on (i) the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

The following table shows the impact of adopting SFAS No. 123(R) for the three months ended September 30, 2005:

Three Months Ended September 30, 2005
(in thousands, except per share data)
Income from operations:
Before stock-based compensation	$1,138
Less: Stock-based compensation recorded under SFAS No. 123(R)	(59)

As reported	$1,079

Income before income taxes:
Before stock-based compensation	$889
Less: Stock-based compensation recorded under SFAS No. 123(R)	(59)

As reported	$830

Net income:
Before stock-based compensation	$576
Less: Stock-based compensation recorded under SFAS No. 123(R)	(39)

As reported	$537

Net income per share, basic and diluted:
Before stock-based compensation	$0.05
Less: Stock-based compensation recorded under SFAS No. 123(R)	—

As reported	$0.05

Cash flows from operating activities:
Before stock-based compensation	$3,657
Less: Stock-based compensation recorded under SFAS No. 123(R)	—

As reported	$3,657

Cash flows from financing activities:
Before stock-based compensation	$(315)
Less: Stock-based compensation recorded under SFAS No. 123(R)	—

As reported	$(315)

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

There were no stock options granted during the three months ended September 30, 2005 and 2004. The following table shows results for the three months ended September 30, 2005, including such expense, and illustrates the effect on net income and net income per share for the three months ended September 30, 2004, if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended September 30,
	2005	2004
	(in thousands, except per share data)
Net income:
As reported	$537	$97
Less: Stock-based compensation determined under fair value based method for all awards, net of related tax effects	—	(13)

Pro forma net income	$537	$84

Net income per share, basic and diluted:
As reported	$0.05	$0.01

Pro forma	$0.05	$0.01

Use of Estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Reclassifications Certain amounts presented for the three months ended September 30, 2004 have been reclassified to conform to the September 30, 2005 presentation.

Recently Adopted Accounting Standards In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted this Statement on July 1, 2005. The adoption of this Statement had no impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted this Statement on July 1, 2005. The adoption of this Statement had no impact on the Company’s financial position or results of operations.

Effect of Recent Accounting Pronouncements In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 153 is effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

Note 2. Stock Option Plans

1994 Stock Option Plan The Company’s 1994 Stock Option Plan (the “1994 Plan”) provided for the granting of up to 1,000,000 stock options to key management personnel. Effective with the Company’s initial public offering in fiscal 1998, no additional options will be granted under the 1994 Plan and the Company’s repurchase obligation upon exercise of stock options was terminated. As of September 30, 2005, 72,000 options were outstanding at a weighted average exercise price of $3.23 per share.

1997 Stock Option Plan On November 15, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), which provides for the granting of up to 1,200,000 stock options to officers, key employees, consultants and directors of the Company. Any options granted that lapse or are cancelled are available for re-grant under the terms of the 1997 Plan. Stock option grants may be in the form of incentive stock options, non-qualified options, or a combination thereof. The exercise price of the stock options granted will be determined by the Compensation Committee of the Board of Directors of the Company which, in the case of incentive stock options, shall be equal to or greater than the market value per share on the date of grant and, in the case of non-qualified options shall not be less than 85% of the market value per share at the date of grant. The stock options vest over a period of time determined by the Compensation Committee and expire after ten years from the date of grant; however, the Compensation Committee may declare the options immediately exercisable in full upon any change in control of the Company. Non-employee directors shall be granted 2,000 non-qualified options at the first annual shareholders meeting subsequent to the adoption of the 1997 Plan at which he or she is elected a director, and 1,000 options shall be granted at each subsequent annual shareholders meeting at which he or she is re-elected as a director. Additional options may be granted to the non-employee directors at the discretion of the Compensation Committee. The non-employee director option grants vest after one full year from the date of grant and expire ten years from the date of grant. Options covering 1,508,750 shares of common stock have been granted, of which 669,650 options have been cancelled. At September 30, 2005 there were 811,250 options outstanding at a weighted average exercise price of $4.53 per share.

The following table summarizes stock option activity for the three months ended September 30, 2005:

	Number of Options (#)	Weighted Average Exercise Price Per Share ($)
	(in thousands, except per share data)
Outstanding at June 30, 2005	912	4.50
Expired or cancelled	(29)	6.81

Outstanding at September 30, 2005	883	4.43

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

The following table summarizes information about stock options outstanding at September 30, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Price ($)	Options (#)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price ($)	Options (#)	Weighted Average Exercise Price ($)
	(in thousands, except per share and year data)
1.25-2.50	552	7.4	2.06	286	1.87
2.51-3.23	72	1.8	3.23	72	3.23
8.63-13.13	259	2.5	9.80	259	9.80

	883	4.7	4.43	617	5.36

As of September 30, 2005, the total compensation cost related to nonvested stock options is $0.3 million, which is expected to be recognized over the weighted-average period of 2.7 years.

Note 3. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,
	2005	2004
Numerator for basic and diluted earnings per share:
Net income	$537	$97

Denominator for basic earnings per share-weighted average common shares	10,716	10,709
Effect of dilutive securities:
Dilutive employee stock options	31	59

Denominator for diluted earnings per share-adjusted weighted average common shares and assumed conversions	10,747	10,768

Net income per share, basic and dilutive:	$0.05	$0.01

Options to purchase 530,250 and 387,750 shares of common stock at a weighted average price of $6.14 and $8.16 per share were outstanding during the three months ended September 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 4. Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for business meetings, entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $0.5 million for the three months ended September 30, 2005 and 2004.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges were approximately $38,000 and $95,000 for the three months ended September 30, 2005 and 2004, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense. Accounts receivable related to these transactions was $0.2 million at September 30, 2005 and June 30, 2005.

These transactions are approved and reviewed quarterly by the Company’s Audit Committee. Based on such review, the Company believes that these transactions are on terms at least as favorable as those that could be obtained from an independent third party.

Note 5. Commitments and Contingencies

In fiscal 1999, the Company entered into a guaranty of a lease agreement related to a facility operated by its former subsidiary, Pentagon Technologies Group, Inc. (“Pentagon”). The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of September 30, 2005, the Company believes its maximum potential liability is $1.5 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like. The Company does not believe its liability under the guarantee meets the probability criteria under SFAS No. 5, Accounting for Contingencies.

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

	Three Months Ended September 30,
	2005	2004
Revenue
Industrial Cleaning	$14,544	$13,878
Facility Maintenance and Support Services	4,752	4,308
Industrial Container Cleaning	2,704	2,577
Industrial Water Process Purification	3,126	1,739
Other	160	323

Total	$25,286	$22,825

Income from Operations
Industrial Cleaning	$172	$(502)
Facility Maintenance and Support Services	223	679
Industrial Container Cleaning	391	401
Industrial Water Process Purification	542	(108)
Other	(249)	(24)

Total	$1,079	$446

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

The following information should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q. The following information should also be read in conjunction with the Consolidated Financial Statements and related notes and MD&A for the year ended June 30, 2005 as contained in the Company’s Annual Report on Form 10-K.

Overview

MPW is a leading provider of integrated, technically-based industrial cleaning and related facilities support services to a broad array of industries in North America on a daily recurring basis, a project-by-project basis, as well as pursuant to longer-term arrangements. The Company has over 35 branch locations in 14 states and Canada and operates under four separate segments: Industrial Cleaning, Facility Maintenance and Support Services, Industrial Container Cleaning and Industrial Process Water Purification.

The results of our operations are mainly driven by two external factors, customer demand and pricing. Many of our significant customers operate in industries, such as the automotive, steel, manufacturing, pulp and paper and utility industries, which are subject to work stoppages and slowdowns and have historically shown sensitivity to recessions and other adverse conditions in the general economy. During the first quarter of fiscal 2006, the Company saw improvement in customer demand with higher volumes of both base and outage work from new and existing customers, primarily in the Industrial Cleaning and Facility Maintenance and Support Services segments. In addition, we saw increased volumes in our Industrial Water Process Purification segment as a result of increased emergency work as a result of warmer temperatures in the first quarter of fiscal 2006.

Our focus in the prior year and going forward is to minimize the peaks and valleys associated with the variability in customer demand by increasing our cross-marketing efforts to offer our diversified services to all existing and new customers, seeking additional long-term contractual arrangements and creating new service lines to complement our current offerings while continuing our focus on providing emergency response services to our customers.

Results of Operations

The following table sets forth revenue and income from operations by segment for the three months ended September 30, 2005 and 2004. Expenses associated with the Company’s corporate headquarters are fully allocated to the segments. Corporate staff support services that are attributable to the operating segments are allocated based on each segment’s percentage of total revenues. General corporate expenses not specifically attributable to the operating segments are allocated to each reportable segment equally.

	Three Months Ended September 30,
	2005		2004
	Actual	% of Revenue	Actual	% of Revenue
	(unaudited; in thousands)
Revenue
Industrial Cleaning	$14,544	57.5%	$13,878	60.8%
Facility Maintenance and Support Services	4,752	18.8	4,308	18.9
Industrial Container Cleaning	2,704	10.7	2,577	11.3
Industrial Water Process Purification	3,126	12.4	1,739	7.6
Other	160	0.6	323	1.4

Total revenue	25,286	100.0	22,825	100.0
Cost of services (including depreciation)	19,991	79.1	18,038	79.0

Gross profit	5,295	20.9	4,787	21.0
Selling, general and administrative expenses	4,671	18.4	4,349	19.0
Other general income (expense)	(455)	(1.8)	(8)	—

Income from operations
Industrial Cleaning	172	1.2	(502)	(3.6)
Facility Maintenance and Support Services	223	4.7	679	15.8
Industrial Container Cleaning	391	14.5	401	15.6
Industrial Water Process Purification	542	17.3	(108)	(6.2)
Other	(249)	(155.6)	(24)	(7.4)

Total income from operations	1,079	4.3	446	2.0
Other income (expense):
Other income	10	—	—	—
Interest expense, net	(259)	(1.0)	(284)	(1.2)

Income from operations before income taxes	830	3.3	162	0.8
Provision for income taxes	293	1.2	65	0.3

Net income	$537	2.1%	$97	0.5%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues. Revenues increased 10.8% to $25.3 million in the first quarter of fiscal 2006 from $22.8 million in the same prior year period. The increase in revenues within the Industrial Cleaning segment was primarily the result of additional base and outage work for several new customers, while the Facility Maintenance and Support Services segment revenues increased as a result of increased work for both new and existing customers. The increase in revenues within the Industrial Water Process Purification segment was primarily the result of one-time project work, combined with an increased volume of industrial water purification trailers supplied to customers on an emergency basis as a result of warmer temperatures in the first quarter of fiscal 2006.

Cost of Services. Total cost of services was $20.0 million for the three months ended September 30, 2005 compared to $18.0 million for the three months ended September 30, 2004. Cost of services as a percentage of revenue increased to 79.1% in the first quarter of fiscal 2006 from 79.0% in the prior year period. This increase was primarily driven by higher fuel and chemical costs and increased reliance on subcontract and temporary services, offset by decreased workers compensation and general liability charges and lower depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 18.4% as a percentage of revenue in the first quarter of fiscal 2006 from 19.0% as a percentage of revenue in the same prior year period. However, selling, general and administrative expenses increased to $4.7 million for the three months ended September 30, 2005 from $4.3 million for the three months ended September 30, 2004. The increase was primarily due to increased selling expenses as a result of continued focus on business development, increased bad debt expense due to the collection in the prior year of a customer receivable previously written off and increased professional fees, slightly offset by decreased charitable contributions.

Other General (Income) Expense. Other general (income) expense was $(0.5) million, or (1.8)% as a percentage of revenue, in the first quarter of fiscal 2006 compared to $(8) thousand in the same prior year period. The increase was primarily due to the sale of equipment related to the Industrial Cleaning segment, which resulted in a $0.5 million gain on sale.

Income from Operations. Income from operations was $1.1 million for the three months ended September 30, 2005 compared to $0.4 million for the three months ended September 30, 2004. As a percentage of revenue, income from operations increased to 4.3% in the first quarter of fiscal 2006 from 2.0% in the prior year period. The increase in operating income in the Industrial Cleaning segment was primarily the result of the $0.5 million gain on sale of equipment, as discussed above. The Facility Maintenance and Support Services segment’s operating income decreased primarily as a result of increased reliance on temporary labor combined with increased selling and administrative expenses. The increase in operating income within the Industrial Water Process Purification segment was primarily the result the increased revenues, combined with relatively fixed costs.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2005 and 2004 reflects an effective annual income tax rate of 35.3% and 40.0%, respectively. The decrease is primarily due to higher anticipated pre-tax earnings in fiscal 2006 compared to fiscal 2005.

Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for business meetings, entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $0.5 million for the three months ended September 30, 2005 and 2004.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges was approximately $38,000 and $95,000 for the three months ended September 30, 2005 and 2004, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense. Accounts receivable related to these transactions was $0.2 million at September 30, 2005 and June 30, 2005.

These transactions are approved and reviewed quarterly by the Company’s Audit Committee. Based on such review, the Company believes that these transactions are on terms at least as favorable as those that could be obtained from an independent third party.

Commitments and Contingencies

In fiscal 1999, the Company entered into a guaranty of a lease agreement related to a facility operated by its former subsidiary, Pentagon Technologies Group, Inc. (“Pentagon”). The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of September 30, 2005, the Company believes its maximum potential liability is $1.5 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like. The Company does not believe its liability under the guarantee meets the probability criteria under SFAS No. 5, Accounting for Contingencies.

Liquidity and Capital Resources

During the first quarter of fiscal 2006, the Company generated $3.7 million in cash from operating activities, representing a $2.9 million increase from the same prior year period. The increase was primarily the result of higher earnings from operations combined with $1.8 million of cash generated from working capital in the three months ended September 30, 2005 compared to $1.0 million of cash used for working capital in the same prior year period. Working capital of $7.8 million at September 30, 2005 decreased slightly from $9.6 million from June 30, 2005 due primarily to a $0.5 million decrease in accounts receivable combined with a $1.1 million increase in accounts payable.

The Company’s primary investing and financing activities during the first quarter of fiscal 2006 included spending $3.9 million on capital projects and paying $0.3 million on long-term debt. These transactions were funded by the cash flows from the Company’s operations.

The Company’s short-term and long-term liquidity needs are primarily served by a credit agreement with its principal banks (the “Credit Facility”). In June 2002, the Company entered into the Credit Facility with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. Effective June 30, 2005, the Company amended its Credit Facility and reduced the revolving credit availability to $27.0 million, which is subject to further periodic reduction of $0.3 million per quarter commencing on March 31, 2007. The amendment also extended the Credit Facility’s term loan expiration from April 1, 2006 to December 31, 2006 and the revolving credit facility’s expiration from April 1, 2006 to January 1, 2008, at which time the principal balance outstanding, together with all accrued interest will become immediately due and payable. As of September 30, 2005, excluding outstanding borrowings and letters of credit, there was $5.4 million available under the Credit Facility.

The Credit Facility is secured by substantially all of the Company’s assets and is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus the applicable margin rate of 2.25%. The Company also pays a commitment fee of 0.45% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility also contains covenants that prohibit the payment of cash dividends. As of September 30, 2005, outstanding borrowings under the Credit Facility were $17.3 million.

The Company has two pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate, which mature in June 2006. The objective of the hedge is to eliminate the variability of cash flows related to interest rate payments on the Company’s variable rate debt. As of September 30, 2005, the swap agreements have a notional amount of $8.0 million and $10.0 million and effectively lock in a portion of the Company’s variable rate revolving credit liability at fixed rates of 2.61% and 2.80%, respectively, plus the Company’s applicable margin. These swap agreements were accounted for as cash flow hedges, as defined under SFAS No. 133, Accounting for Derivative and Hedging Activities. In the first quarter of fiscal 2005, the Company adjusted the pay-fixed interest rate swaps to current market values through other comprehensive income. In the fourth quarter fiscal 2005, the Company determined that it failed to qualify for hedge accounting treatment at inception of the interest rate swaps and therefore recognized the $0.2 million gain deferred in accumulated comprehensive income in earnings. The gain recognized in the first quarter of fiscal 2006 was reported in other income.

Critical Accounting Policies

Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company’s critical accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Annual Report on Form 10-K for the year ended June 30, 2005. In addition, a summary of all of the Company’s significant accounting policies, including critical accounting policies, is included in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2005. No changes were made to the Company’s critical accounting policies during the three months ended September 30, 2005 except as indicated in the following section.

Recently Adopted Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment. SFAS No. 123 (revised) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company adopted this Statement prospectively on July 1, 2005. The impact to the Company related to the adoption of this Statement is quantified in the “Stock Options” section of Note 1 in the Company’s Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted this Statement on July 1, 2005. The adoption of this Statement had no impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted this Statement on July 1, 2005. The adoption of this Statement had no impact on the Company’s financial position or results of operations.

Inflation

The effects of inflation on the Company’s operations were not significant during the periods presented in the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company’s primary market risk exposure relates to interest rate risk. At September 30, 2005, the balance on the Credit Facility was $17.3 million, which is subject to a variable rate of interest based on the Eurodollar rate. The Company has hedged its exposure to changes in interest rates by fixing its rate of interest on $18.0 million of its variable rate Credit Facility through two interest rate swap agreements. Assuming borrowings at September 30, 2005, any change in interest rates would not impact net interest expense.

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

No change in the Company’s internal controls over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except as it relates to the Company’s controls and procedures related to income taxes.

During the Company’s quarter ended September 30, 2005, the Company identified and corrected a material weakness related to the disclosure controls and procedures related to the Company’s accounting for income taxes. The Company corrected the material weakness by implementing additional controls, including the addition of certain reconciliations.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

Various legal actions arising in the ordinary course of business are pending against the Company. None of the litigation pending against the Company, individually or collectively, is expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, MPW Industrial Services Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934) of common shares of MPW Industrial Services Group, Inc. during each month of the fiscal quarter ended September 30, 2005:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2005	—	—	—	—
August 1-31, 2005	—	—	—	—
September 1-30, 2005	—	—	—	—

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

MPW INDUSTRIAL SERVICES GROUP, INC.,
an Ohio corporation

Dated: November 14, 2005	By:	/s/ Robert Valentine
Robert Valentine
Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002