Form 10-Q
period 2005-12-31
MPW INDUSTRIAL SERVICES GROUP INC
filed 2006-02-14
CIK 1047098

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2005

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

As of January 31, 2006, 10,716,207 shares of the issuer’s common stock, without par value, were outstanding.

MPW INDUSTRIAL SERVICES GROUP, INC.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2005	June 30, 2005
	(unaudited)
ASSETS
Cash	$1,114	$744
Accounts receivable, net	19,121	16,723
Inventories	1,844	2,002
Deferred income taxes	1,504	1,264
Prepaid expenses	763	1,066
Other current assets	—	15

Total current assets	24,346	21,814

Property and equipment, net	29,232	28,192
Goodwill	5,487	5,487
Other intangibles, net	6,131	6,503
Other assets	474	243

Total assets	$65,670	$62,239

LIABILITIES
Accounts payable	$5,144	$3,547
Accrued compensation and related taxes	2,139	1,899
Current maturities of long-term debt	1,222	1,234
Other accrued liabilities	6,297	5,518

Total current liabilities	14,802	12,198

Long-term debt	16,411	16,410
Deferred income taxes	1,363	1,806
Other long-term liabilities	219	—

Total liabilities	32,795	30,414

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,716,207 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively	107	107
Additional paid-in capital	41,047	40,936
Accumulated deficit	(8,356)	(9,223)
Accumulated other comprehensive income	77	5

Total shareholders’ equity	32,875	31,825

Total liabilities and shareholders’ equity	$65,670	$62,239

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues	$26,468	$23,035	$51,754	$45,860
Cost of services (including depreciation)	21,057	18,366	41,048	36,404

Gross profit	5,411	4,669	10,706	9,456
Selling, general and administrative expenses	4,494	4,412	9,165	8,761
Other general (income) expense	33	46	(422)	38

Income from operations	884	211	1,963	657
Other expense:
Other expense	(39)	—	(29)	—
Interest expense, net	(258)	(263)	(517)	(547)

Income (loss) from operations before provision (benefit) for income taxes	587	(52)	1,417	110
Provision (benefit) for income taxes	257	(29)	550	36

Net income (loss)	$330	$(23)	$867	$74

Net income (loss) per share, basic and diluted	$0.03	$—	$0.08	$0.01

Weighted average shares outstanding	10,716	10,709	10,716	10,709
Weighted average shares outstanding, assuming dilution	10,732	10,709	10,738	10,786

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended December 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$867	$74
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,365	3,746
Amortization	372	286
Loss from mark-to-market on interest rate swap	29	—
Employee stock option compensation	111	—
Net (gain) loss on disposal of property and equipment	(422)	38
Change in deferred income taxes	(683)	(718)
Changes in operating assets and liabilities:
Accounts receivable	(2,400)	(905)
Inventories	158	(158)
Prepaid expenses and other assets	277	(111)
Accounts payable	1,669	510
Other accrued liabilities	1,019	(177)

Net cash provided by operating activities	4,362	2,585

Cash flows from investing activities:
Purchases of property and equipment	(4,565)	(2,496)
Purchases of businesses	—	(990)
Proceeds from the disposal of property and equipment	602	27

Net cash used in investing activities	(3,963)	(3,459)

Cash flows from financing activities:
Proceeds from revolving credit facility	4,800	—
Payments on revolving credit facility	(4,800)	(600)
Payments on notes payable	(14)	(38)
Payments on capital lease obligations	(15)	—

Net cash used in financing activities	(29)	(638)

Increase (decrease) in cash	370	(1,512)
Cash at beginning of year	744	2,237

Cash at end of period	$1,114	$725

Supplemental schedule of noncash investing and financing activities:
Capital lease of property and equipment	$18	$—

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended December 31, 2005 and 2004, respectively, in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 (“Annual Report”). The results of operations for the three and six months ended December 31, 2005 and 2004, respectively, are not necessarily indicative of the results for the full year.

Property and Equipment Property and equipment is net of accumulated depreciation of $69.9 million and $68.7 million at December 31, 2005 and June 30, 2005, respectively.

Comprehensive Income The components of other comprehensive income, net of tax, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
Net income (loss)	$330	$(23)	$867	$74
Mark-to-market on interest rate swaps	—	71	—	13
Foreign currency translation adjustment	6	55	72	96

Total comprehensive income	$336	$103	$939	$183

Stock Options As of December 31, 2005, the Company has two stock-based compensation plans, which are described in detail in Note 2. On July 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

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

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(unaudited)

The following table shows the impact of adopting SFAS No. 123(R) for the three and six months ended December 31, 2005:

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005
	(in thousands, except per share data)
Income from operations:
Before stock-based compensation	$936	$2,074
Less: Stock-based compensation recorded under SFAS No. 123(R)	(52)	(111)

As reported	$884	$1,963

Income before income taxes:
Before stock-based compensation	$639	$1,528
Less: Stock-based compensation recorded under SFAS No. 123(R)	(52)	(111)

As reported	$587	$1,417

Net income:
Before stock-based compensation	$360	$935
Less: Stock-based compensation recorded under SFAS No. 123(R)	(30)	(68)

As reported	$330	$867

Net income per share, basic and diluted:
Before stock-based compensation	$0.03	$0.09
Less: Stock-based compensation recorded under SFAS No. 123(R)	—	(0.01)

As reported	$0.03	$0.08

There were 12,000 stock options granted in December 2005 and 167,000 stock options granted in December 2004. The following table shows results for the three and six months ended December 31, 2005, including such expense, and illustrates the effect on net income (loss) and net income (loss) per share for the three and six months ended December 31, 2004, if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	Actual	Pro Forma	Actual	Pro Forma
	(in thousands, except per share data)
Net income (loss):
As reported	$330	$(23)	$867	$74
Less: Stock-based compensation determined under fair value based method for all awards, net of related tax effects	—	(18)	—	(31)

Pro forma net income (loss)	$330	$(41)	$867	$43

Net income (loss) per share, basic and diluted:
As reported	$0.03	$—	$0.08	$0.01

Pro forma	$0.03	$—	$0.08	$0.01

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(unaudited)

For purposes of determining the stock-based compensation recorded under SFAS No. 123(R) for the stock options granted in December 2005 and the required pro forma information for fiscal 2005, the following assumptions were used:

	Three Months Ended December 31,
	2006	2005
Weighted-average fair value of options granted during the period using a Black-Scholes option valuation model	$1.24	$1.52
Weighted-average assumptions used for grants:
Risk-free interest rate	4.48%	4.08%
Expected dividend yield	0.00%	0.00%
Expected volatility	55.70%	57.10%
Expected life of option (in years)	7	7

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

Reclassifications Certain amounts presented for the three and six months ended December 31, 2004 have been reclassified to conform to the December 31, 2005 presentation.

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

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(unaudited)

Note 2. Stock Option Plans

1994 Stock Option Plan The Company’s 1994 Stock Option Plan (the “1994 Plan”) provided for the granting of up to 1,000,000 stock options to key management personnel. Effective with the Company’s initial public offering in fiscal 1998, no additional options will be granted under the 1994 Plan and the Company’s repurchase obligation upon exercise of stock options was terminated. As of December 31, 2005, 72,000 options were outstanding at a weighted average exercise price of $3.23 per share.

1997 Stock Option Plan On November 15, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), which provides for the granting of up to 1,200,000 stock options to officers, key employees, consultants and directors of the Company. Any options granted that lapse or are cancelled are available for re-grant under the terms of the 1997 Plan. Stock option grants may be in the form of incentive stock options, non-qualified options, or a combination thereof. The exercise price of the stock options granted will be determined by the Compensation Committee of the Board of Directors of the Company which, in the case of incentive stock options, shall be equal to or greater than the market value per share on the date of grant and, in the case of non-qualified options shall not be less than 85% of the market value per share at the date of grant. The stock options vest over a period of time determined by the Compensation Committee and expire after ten years from the date of grant; however, the Compensation Committee may declare the options immediately exercisable in full upon any change in control of the Company. Non-employee directors shall be granted 2,000 non-qualified options at the first annual shareholders meeting subsequent to the adoption of the 1997 Plan at which he or she is elected a director, and 1,000 options shall be granted at each subsequent annual shareholders meeting at which he or she is re-elected as a director. Additional options may be granted to the non-employee directors at the discretion of the Compensation Committee. The non-employee director option grants vest after one full year from the date of grant and expire ten years from the date of grant. Options covering 1,520,750 shares of common stock have been granted, of which 670,150 options have been cancelled. At December 31, 2005 there were 822,750 options outstanding at a weighted average exercise price of $4.49 per share.

The following table summarizes stock option activity for the six months ended December 31, 2005:

	Number of Options (#)	Weighted Average Exercise Price Per Share ($)
	(in thousands, except per share data)
Outstanding at June 30, 2005	912	4.50
Granted	12	2.04
Expired or cancelled	(30)	6.85

Outstanding at December 31, 2005	894	4.39

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(unaudited)

The following table summarizes information about stock options outstanding at December 31, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Price ($)	Options (#)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price ($)	Options (#)	Weighted Average Exercise Price ($)
(in thousands, except per share and year data)
1.25-2.50	563	7.2	2.06	418	1.94
2.51-3.23	72	1.5	3.23	72	3.23
8.63-13.13	259	2.3	9.80	259	9.80

	894	4.5	4.39	749	4.78

As of December 31, 2005, the total compensation cost related to nonvested stock options is $0.2 million, which is expected to be recognized over the weighted-average period of 2.7 years.

Note 3. Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income (loss)	$330	$(23)	$867	$74

Denominator for basic earnings per share-weighted average common shares	10,716	10,709	10,716	10,709
Effect of dilutive securities:
Dilutive employee stock options	16	—	22	77

Denominator for diluted earnings per share-adjusted weighted average common shares and assumed conversions	10,732	10,709	10,738	10,786

Net income (loss) per share, basic and dilutive:	$0.03	$—	$0.08	$0.01

Options to purchase 541,750 and 532,250 shares of common stock at a weighted average price of $6.05 and $6.62 per share were outstanding during the three and six months ended December 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 415,000 shares of commons stock at a weighted average price of $2.28 per share were outstanding during the three months ended December 31, 2004, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the quarter and, therefore, the effect would be antidilutive.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(unaudited)

Note 4. Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for business meetings, entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $0.6 million and $0.5 million for the three months ended December 31, 2005 and 2004, respectively. Total expenses related to these leases and to the ranch were $1.0 million for the six months ended December 31, 2005 and 2004.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges were approximately $38,000 and $17,000 for the three months ended December 31, 2005 and 2004, respectively. The amount of such charges were approximately $76,000 and $112,000 for the six months ended December 31, 2005 and 2004, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense. Accounts receivable related to these transactions was $0.2 million at December 31, 2005 and June 30, 2005.

These transactions are approved and reviewed quarterly by the Company’s Audit Committee. Based on such review, the Company believes that these transactions are on terms at least as favorable as those that could be obtained from an independent third party.

Note 5. Commitments and Contingencies

In fiscal 1999, the Company entered into a guaranty of a lease agreement related to a facility operated by its former subsidiary, Pentagon Technologies Group, Inc. (“Pentagon”). The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of December 31, 2005, the Company believes its maximum potential liability is $1.4 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like. The Company does not believe its liability under the guarantee meets the probability criteria under SFAS No. 5, Accounting for Contingencies.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(unaudited)

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
Revenue
Industrial Cleaning	$15,326	$13,877	$29,870	$27,755
Facility Maintenance and Support Services	5,281	4,594	10,033	8,902
Industrial Container Cleaning	2,963	2,280	5,667	4,857
Industrial Water Process Purification	2,781	1,852	5,907	3,591
Other	117	432	277	755

Total	$26,468	$23,035	$51,754	$45,860

Income (Loss) from Operations
Industrial Cleaning	$(154)	$(560)	$18	$(1,062)
Facility Maintenance and Support Services	531	653	754	1,332
Industrial Container Cleaning	496	251	887	652
Industrial Water Process Purification	241	(151)	783	(259)
Other	(230)	18	(479)	(6)

Total	$884	$211	$1,963	$657

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

Overview

MPW is a leading provider of integrated, technically-based industrial cleaning and related facilities support services to a broad array of industries in North America on a daily recurring basis, a project-by-project basis, as well as pursuant to longer-term arrangements. The Company has over 35 branch locations in 14 states and Canada and operates under four separate segments: Industrial Cleaning, Facility Maintenance and Support Services, Industrial Container Cleaning and Industrial Water Process Purification.

The results of our operations are mainly driven by two external factors, customer demand and pricing. Many of our significant customers operate in industries, such as the automotive, steel, manufacturing, pulp and paper and utility industries, which are subject to work stoppages and slowdowns and have historically shown sensitivity to recessions and other adverse conditions in the general economy. During the second quarter of fiscal 2006, the Company saw improvement in customer demand with higher volumes of both base and outage work from new and existing customers, primarily in the Industrial Cleaning and Facility Maintenance and Support Services segments. In addition, we saw increased volumes in our Industrial Water Process Purification segment as a result of increased emergency work as a result of colder temperatures in the second quarter of fiscal 2006.

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

Results of Operations

The following table sets forth revenue and income from operations by segment for the three and six months ended December 31, 2005 and 2004. Expenses associated with the Company’s corporate headquarters are fully allocated to the segments. Corporate staff support services that are attributable to the operating segments are allocated based on each segment’s percentage of total revenues. General corporate expenses not specifically attributable to the operating segments are allocated to each reportable segment equally.

	Three Months Ended December 31,				Six Months Ended December 31,
	2005		2004		2005		2004
	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue
	(unaudited; in thousands)
Revenue:
Industrial Cleaning	$15,326	57.9%	$13,877	60.3%	$29,870	57.8%	$27,755	60.6%
Facility Maintenance and Support Services	5,281	20.0	4,594	19.9	10,033	19.4	8,902	19.4
Industrial Container Cleaning	2,963	11.2	2,280	9.9	5,667	10.9	4,857	10.6
Industrial Water Process Purification	2,781	10.5	1,852	8.0	5,907	11.4	3,591	7.8
Other	117	0.4	432	1.9	277	0.5	755	1.6

Total revenue	26,468	100.0	23,035	100.0	51,754	100.0	45,860	100.0
Cost of services (including depreciation)	21,057	79.6	18,366	79.7	41,048	79.3	36,404	79.4

Gross profit	5,411	20.4	4,669	20.3	10,706	20.7	9,456	20.6
Selling, general and administrative expenses	4,494	17.0	4,412	19.2	9,165	17.7	8,761	19.1
Other general (income) expense	33	0.1	46	0.2	(422)	(0.8)	38	0.1

Income (loss) from operations:
Industrial Cleaning	(154)	(1.0)	(560)	(4.0)	18	0.1	(1,062)	(3.8)
Facility Maintenance and Support Services	531	10.1	653	14.2	754	7.5	1,332	15.0
Industrial Container Cleaning	496	16.7	251	11.0	887	15.7	652	13.4
Industrial Water Process Purification	241	8.7	(151)	(8.2)	783	13.3	(259)	(7.2)
Other	(230)	(196.6)	18	4.2	(479)	(172.9)	(6)	(0.8)

Total income from operations	884	3.3	211	0.9	1,963	3.8	657	1.4
Other expense:
Other expense	(39)	(0.1)	—	—	(29)	(0.1)	—	—
Interest expense, net	(258)	(1.0)	(263)	(1.1)	(517)	(1.0)	(547)	(1.2)

Income (loss) from operations before provision (benefit) for income taxes	587	2.2	(52)	(0.2)	1,417	2.7	110	0.2
Provision (benefit) for income taxes	257	1.0	(29)	(0.1)	550	1.1	36	0.1

Net income (loss)	$330	1.2%	$(23)	(0.1)%	$867	1.6%	$74	0.1%

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Revenues. Revenues increased 14.9% to $26.5 million in the second quarter of fiscal 2006 from $23.0 million in the same prior year period. The increase in revenues within the Industrial Cleaning segment was primarily the result of additional base and outage work for several new customers, while the Facility Maintenance and Support Services segment revenues increased as a result of increased work for both new and existing customers. The increase in revenues within the Industrial Container Cleaning segment was primarily the result of increased volume primarily driven by higher production in the automotive industry. The increase in revenues within the Industrial Water Process Purification segment was primarily the result of increased work for both new and existing customers, combined with an increased volume of industrial water purification trailers supplied to customers on an emergency basis as a result of colder temperatures in the second quarter of fiscal 2006.

Cost of Services. Cost of services as a percentage of revenue decreased to 79.6% in the second quarter of fiscal 2006 from 79.7% in the prior year period. Total cost of services was $21.1 million for the three months ended December 31, 2005 compared to $18.4 million for the three months ended December 31, 2004. This increase was primarily driven by higher fuel, chemical and workers compensation costs primarily in the Industrial Cleaning and Industrial Water Process Purification segments, slightly offset by decreased reliance on subcontract and temporary services and lower depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 17.0% as a percentage of revenue in the second quarter of fiscal 2006 from 19.2% as a percentage of revenue in the same prior year period. However, selling, general and administrative expenses increased to $4.5 million for the three months ended December 31, 2005 from $4.4 million for the three months ended December 31, 2004. The increase was primarily due to increased professional fees.

Income from Operations. Income from operations was $0.9 million for the three months ended December 31, 2005 compared to $0.2 million for the three months ended December 31, 2004. As a percentage of revenue, income from operations increased to 3.3% in the second quarter of fiscal 2006 from 0.9% in the prior year period, primarily related to the factors discussed above.

Provision (Benefit) for Income Taxes. The provision for income taxes for the three months ended December 31, 2005 and 2004 reflects an effective income tax rate of 44% and (56)%, respectively. The income tax expense for the three months ended December 31, 2005 reflects an increase in the effective annual income tax rate from 35% to 39% due to changes in expected income levels and the addition of a permanent tax difference. The income tax expense for the three months ended December 31, 2004 reflects a reduction in the effective annual income tax rate from 40% to 33% due to changes in expected income levels. The change in the tax rate did not significantly impact the net income (loss) for the three months ended December 31, 2005 and 2004, respectively.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004

Revenues. Revenues increased 12.9% to $51.8 million in the first six months of fiscal 2005 from $45.9 million in the same prior year period. The increase in revenues in the Industrial Cleaning segment was primarily the result of several non-recurring projects, additional base and outage work for several new customers and new business from acquisitions. The increase in revenues in the Facility Maintenance and Support Services segment was primarily due to increased base load work from existing customers. The increase in revenues in the Industrial Water Process Purification segment was primarily the result of increased base load work for both new and existing customers as well as higher volume in emergency response trailers due to extreme changes in weather conditions.

Cost of Services. Total cost of services was $41.0 million for the six months ended December 31, 2005 compared to $36.4 million for the six months ended December 31, 2004. Cost of services as a percentage of revenue was 79.3% in the first six months of fiscal 2005 compared to 79.4% in the same period in fiscal 2004. The slight decrease in cost of services as a percentage of revenue relates to decreased reliance on subcontract services and lower depreciation expense, offset by higher fuel and chemical costs primarily in the Industrial Cleaning and Industrial Water Process Purification segments as well as higher workers compensation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.2 million, or 17.7% as a percentage of revenue, in the first six months of fiscal 2006 from $8.8 million, or 19.1% as a percentage of revenue, in the same prior year period. The increase was primarily due to higher selling costs due to increased focus on business development and higher professional fees.

Other General (Income) Expense. Other general (income) expense was $(0.4) million, or (0.8)% as a percentage of revenue, in the first six months of fiscal 2006 compared to $38 thousand in the same prior year period. The $(0.4) million of other general income for the six months ended December 31, 2005 was primarily due to the sale of equipment related to the Industrial Cleaning segment, which resulted in a $0.5 million gain on sale.

Income (Loss) from Operations. Income (loss) from operations was $2.0 million for the six months ended December 31, 2005 compared to 0.7 million for the six months ended December 31, 2004. As a percentage of revenue, income from operations increased to 3.8% in the first six months of fiscal 2006 from 1.4% in the prior year period primarily related to the factors discussed above.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for the six months ended December 31, 2005 and 2004 reflects an effective annual income tax rate of 39% and 33%, respectively. The increase in the effective annual income tax rate is due primarily to the addition of a permanent tax difference.

Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for business meetings, entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $0.6 million and $0.5 million for the three months ended December 31, 2005 and 2004, respectively. Total expenses related to these leases and to the ranch were $1.0 million for the six months ended December 31, 2005 and 2004.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges were approximately $38,000 and $17,000 for the three months ended December 31, 2005 and 2004, respectively. The amount of such charges were approximately $76,000 and $112,000 for the six months ended December 31, 2005 and 2004, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense. Accounts receivable related to these transactions was $0.2 million at December 31, 2005 and June 30, 2005.

These transactions are approved and reviewed quarterly by the Company’s Audit Committee. Based on such review, the Company believes that these transactions are on terms at least as favorable as those that could be obtained from an independent third party.

Commitments and Contingencies

In fiscal 1999, the Company entered into a guaranty of a lease agreement related to a facility operated by its former subsidiary, Pentagon Technologies Group, Inc. (“Pentagon”). The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of December 31, 2005, the Company believes its maximum potential liability is $1.4 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like. The Company does not believe its liability under the guarantee meets the probability criteria under Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies.

Liquidity and Capital Resources

During the first six months of fiscal 2006, the Company generated $4.4 million in cash from operating activities, representing a $1.8 million increase from the same prior year period. The increase was primarily the result of higher earnings from operations combined with $0.7 million of cash generated from working capital in the six months ended December 31, 2005 compared to $0.8 million of cash used for working capital in the same prior year period. Working capital at December 31, 2005 decreased slightly to $9.5 million compared to $9.6 million at June 30, 2005.

The Company’s primary investing and financing activity during the first six months of fiscal 2006 included spending $4.6 million on capital projects. The spending was funded by the cash flows from the Company’s operations.

The Company’s short-term and long-term liquidity needs are primarily served by a credit agreement with its principal banks (the “Credit Facility”). In June 2002, the Company entered into the Credit Facility with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. Effective June 30, 2005, the Company amended its Credit Facility and reduced the revolving credit availability to $27.0 million, which is subject to further periodic reduction of $0.3 million per quarter commencing on March 31, 2007. The amendment also extended the Credit Facility’s term loan expiration from April 1, 2006 to December 31, 2006 and the revolving credit facility’s expiration from April 1, 2006 to January 1, 2008, at which time the principal balance outstanding, together with all accrued interest will become immediately due and payable. As of December 31, 2005, excluding outstanding borrowings and letters of credit, there was $5.1 million available under the Credit Facility.

The Credit Facility is secured by substantially all of the Company’s assets and is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus the applicable margin rate of 2.25%. The Company also pays a commitment fee of 0.45% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility also contains covenants that prohibit the payment of cash dividends. As of December 31, 2005, outstanding borrowings under the Credit Facility were $17.6 million.

The Company has two pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate, which mature in June 2006. The objective of the hedge is to eliminate the variability of cash flows related to interest rate payments on the Company’s variable rate debt. As of December 31, 2005, the swap agreements have a notional amount of $8.0 million and $10.0 million and effectively lock in a portion of the Company’s variable rate revolving credit liability at fixed rates of 2.61% and 2.80%, respectively, plus the Company’s applicable margin. These swap agreements were accounted for as cash flow hedges, as defined under SFAS No. 133, Accounting for Derivative and Hedging Activities. During the six months ended December 31, 2004, the Company adjusted the pay-fixed interest rate swaps to current market values through other comprehensive income. In the fourth quarter fiscal 2005, the Company determined that it failed to qualify for hedge accounting treatment at inception of the interest rate swaps and therefore recognized the $0.2 million gain deferred in accumulated comprehensive income in earnings. The loss recognized during the six months ended December 31, 2005 was reported in other expense.

Critical Accounting Policies

Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company’s critical accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Annual Report on Form 10-K for the year ended June 30, 2005. In addition, a summary of all of the Company’s significant accounting policies, including critical accounting policies, is included in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2005. No changes were made to the Company’s critical accounting policies during the six months ended December 31, 2005 except as indicated in the following section.

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

Recently Issued Accounting Standards

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company’s primary market risk exposure relates to interest rate risk. At December 31, 2005, the balance on the Credit Facility was $17.6 million, which is subject to a variable rate of interest based on the Eurodollar rate. The Company has hedged its exposure to changes in interest rates by fixing its rate of interest on $18.0 million of its variable rate Credit Facility through two interest rate swap agreements, which expire on June 15, 2006. Assuming borrowings at December 31, 2005, any change in interest rates would not impact net interest expense.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, MPW Industrial Services Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934) of common shares of MPW Industrial Services Group, Inc. during each month of the fiscal quarter ended December 31, 2005:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2005	—	—	—	—
November 1-30, 2005	—	—	—	—
December 1-31, 2005	—	—	—	—

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of the shareholders on December 1, 2005.

(b)	Each of the following nominees for election to the Board of Directors of the Company were elected by the shareholders who were present or represented by proxy: Monte R. Black, Alfred Friedman, Pete A. Klisares, Timothy A. Walsh and Luke Feck.

(c)	Of the 9,794,904 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which the authority to vote in the election was withheld, were as follows with respect to each director nominee:

Name	Votes for Election of Director	Authority to Vote Withheld
Monte R. Black	9,743,388	51,516
Alfred Friedman	9,743,388	51,516
Pete A. Klisares	9,745,488	49,416
Timothy A. Walsh	9,557,774	237,130
Luke Feck	9,745,488	49,416

(d)	Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(e)	Exhibits.

3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPW INDUSTRIAL SERVICES GROUP, INC.,
an Ohio corporation

Dated: February 14, 2006	By:	/s/ Robert Valentine
Robert Valentine
Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002