Form 10-Q
period 2006-03-31
MPW INDUSTRIAL SERVICES GROUP INC
filed 2006-05-15
CIK 1047098

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 0-23335

MPW INDUSTRIAL SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1567260 (I.R.S. employer identification no.)

9711 Lancaster Road, S.E., Hebron, Ohio (Address of principal executive offices)	43025 (Zip code)

(740) 927-8790

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act). (Check one): Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2006, 10,716,207 shares of the issuer’s common stock, without par value, were outstanding.

MPW INDUSTRIAL SERVICES GROUP, INC.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2006	June 30, 2005
	(unaudited)
ASSETS
Cash	$1,753	$744
Accounts receivable, net	18,391	16,723
Inventories	1,760	2,002
Deferred income taxes	1,657	1,264
Prepaid expenses	804	1,066
Other current assets	—	15

Total current assets	24,365	21,814

Property and equipment, net	28,195	28,192
Goodwill	5,487	5,487
Other intangibles, net	5,945	6,503
Other assets	408	243

Total assets	$64,400	$62,239

LIABILITIES
Accounts payable	$3,318	$3,547
Accrued compensation and related taxes	2,889	1,899
Current maturities of long-term debt	917	1,234
Other accrued liabilities	6,580	5,518

Total current liabilities	13,704	12,198

Long-term debt	16,106	16,410
Deferred income taxes	1,492	1,806
Other long-term liabilities	233	—

Total liabilities	31,535	30,414

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,716,207 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	107	107
Additional paid-in capital	41,069	40,936
Accumulated deficit	(8,405)	(9,223)
Accumulated other comprehensive income	94	5

Total shareholders’ equity	32,865	31,825

Total liabilities and shareholders’ equity	$64,400	$62,239

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues	$26,091	$22,732	$77,845	$68,592
Cost of services	21,330	19,047	62,378	55,451

Gross profit	4,761	3,685	15,467	13,141
Selling, general and administrative expenses	4,462	3,913	13,627	12,674
Other general (income) expense	11	82	(411)	120

Income (loss) from operations	288	(310)	2,251	347
Other expense:
Other expense	(75)	—	(104)	—
Interest expense, net	(235)	(263)	(752)	(810)

Income (loss) from operations before provision (benefit) for income taxes	(22)	(573)	1,395	(463)
Provision (benefit) for income taxes	27	(156)	577	(120)

Net income (loss)	$(49)	$(417)	$818	$(343)

Net income (loss) per share, basic and diluted	$—	$(0.04)	$0.08	$(0.03)

Weighted average shares outstanding	10,716	10,711	10,716	10,709
Weighted average shares outstanding, assuming dilution	10,716	10,711	10,740	10,709

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$818	$(343)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,042	5,519
Amortization	558	473
Loss from mark-to-market on interest rate swap	104	—
Employee stock option compensation	133	—
Net (gain) loss on disposal of property and equipment	(411)	120
Deferred income taxes	(707)	(913)
Changes in operating assets and liabilities:
Accounts receivable	(1,675)	(2,234)
Inventories	242	(30)
Prepaid expenses and other assets	241	451
Accounts payable	(140)	1,563
Other accrued liabilities	2,052	(284)

Net cash provided by operating activities	6,257	4,322

Cash flows from investing activities:
Purchases of property and equipment	(5,218)	(3,857)
Purchases of businesses	—	(990)
Proceeds from the disposal of property and equipment	609	30

Net cash used in investing activities	(4,609)	(4,817)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	15
Proceeds from revolving credit facility	6,550	200
Payments on revolving credit facility	(7,150)	(1,100)
Payments on notes payable	(20)	(51)
Payments on capital lease obligations	(19)	—

Net cash used in financing activities	(639)	(936)

Increase (decrease) in cash	1,009	(1,431)
Cash at beginning of year	744	2,237

Cash at end of period	$1,753	$806

Supplemental schedule of noncash investing and financing activities:
Capital lease of property and equipment	$18	$21

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Description of Business MPW Industrial Services Group, Inc. and its subsidiaries (the “Company” or “MPW”) provide technically-based services, including industrial and chemical cleaning, facility maintenance and support, industrial container cleaning and industrial process water purification. Such services are primarily provided at customer facilities. The Company serves customers in numerous industries including automotive, utility, manufacturing, pulp and paper, steel and chemical primarily throughout the United States and Canada.

The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended March 31, 2006 and 2005, respectively, in accordance with U.S. generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 (“Annual Report”). The results of operations for the three and nine months ended March 31, 2006 and 2005, respectively, are not necessarily indicative of the results for the full year.

Property and Equipment Property and equipment is net of accumulated depreciation of $70.8 million and $68.7 million at March 31, 2006 and June 30, 2005, respectively.

Comprehensive Income (Loss) The components of other comprehensive income (loss), net of tax, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)
Net income (loss)	$(49)	$(417)	$818	$(343)
Mark-to-market on interest rate swaps	—	67	—	80
Foreign currency translation adjustment	17	(16)	89	80

Total comprehensive income (loss)	$(32)	$(366)	$907	$(183)

Stock Options As of March 31, 2006, the Company has two stock-based compensation plans, which are described in detail in Note 2. On July 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

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

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

The following table shows the impact of adopting SFAS No. 123(R) for the three and nine months ended March 31, 2006:

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006
	(in thousands, except per share data)
Income from operations:
Before stock-based compensation	$310	$2,384
Less: Stock-based compensation recorded under SFAS No. 123(R)	(22)	(133)

As reported	$288	$2,251

Income (loss) before provision (benefit) for income taxes:
Before stock-based compensation	$—	$1,528
Less: Stock-based compensation recorded under SFAS No. 123(R)	(22)	(133)

As reported	$(22)	$1,395

Net income (loss):
Before stock-based compensation	$(39)	$896
Less: Stock-based compensation recorded under SFAS No. 123(R)	(10)	(78)

As reported	$(49)	$818

Net income (loss) per share, basic and diluted:
Before stock-based compensation	$—	$0.08
Less: Stock-based compensation recorded under SFAS No. 123(R)	—	—

As reported	$—	$0.08

There were 12,000 stock options granted in December 2005 and 167,000 stock options granted in December 2004. The following table illustrates the pro forma effect on the net loss and net loss per share for the three and nine months ended March 31, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
	(in thousands, except per share data)
Net income (loss):
As reported	$(417)	$(343)
Less: Stock-based compensation determined under fair value based method for all awards, net of related tax effects	(32)	(63)

Pro forma net income (loss)	$(449)	$(406)

Net income (loss) per share, basic and diluted:
As reported	$(0.04)	$(0.03)

Pro forma	$(0.04)	$(0.04)

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

For purposes of determining the stock-based compensation recorded under SFAS No. 123(R) for the stock options granted in December 2005 and the required pro forma information for fiscal 2005, the following assumptions were used:

	Nine Months Ended March 31,
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

Reclassifications Certain amounts presented for the three and nine months ended March 31, 2005 have been reclassified to conform to the March 31, 2006 presentation.

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

Effect of Recent Accounting Pronouncements In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective at the beginning of the first fiscal year beginning after September 15, 2006. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

Note 2. Stock Option Plans

1994 Stock Option Plan The Company’s 1994 Stock Option Plan (the “1994 Plan”) provided for the granting of up to 1,000,000 stock options to key management personnel. Effective with the Company’s initial public offering in fiscal 1998, no additional options will be granted under the 1994 Plan and the Company’s repurchase obligation upon exercise of stock options was terminated. As of March 31, 2006, 72,000 non-qualified options were outstanding at a weighted average exercise price of $3.23 per share.

1997 Stock Option Plan On November 15, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), which provides for the granting of up to 1,200,000 stock options to officers, key employees, consultants and directors of the Company. Any options granted that lapse or are cancelled are available for re-grant under the terms of the 1997 Plan. Stock option grants may be in the form of incentive stock options, non-qualified options, or a combination thereof. The exercise price of the stock options granted will be determined by the Compensation Committee of the Board of Directors of the Company which, in the case of incentive stock options, shall be equal to or greater than the market value per share on the date of grant and, in the case of non-qualified options shall not be less than 85% of the market value per share at the date of grant. The stock options vest over a period of time determined by the Compensation Committee and expire after ten years from the date of grant; however, the Compensation Committee may declare the options immediately exercisable in full upon any change in control of the Company. Non-employee directors shall be granted 2,000 non-qualified options at the first annual shareholders meeting subsequent to the adoption of the 1997 Plan at which he or she is elected a director, and 1,000 options shall be granted at each subsequent annual shareholders meeting at which he or she is re-elected as a director. Additional options may be granted to the non-employee directors at the discretion of the Compensation Committee. The non-employee director option grants vest after one full year from the date of grant and expire ten years from the date of grant. Options covering 1,520,750 shares of common stock have been granted, of which 680,650 options have been forfeited. At March 31, 2006 there were 812,250 non-qualified options outstanding at a weighted average exercise price of $4.52 per share.

The following table summarizes stock option activity for the nine months ended March 31, 2006:

	Number of Options (#)	Weighted Average Exercise Price Per Share ($)
	(in thousands, except per share data)
Outstanding at June 30, 2005	912	4.50
Granted	12	2.04
Forfeited	(40)	5.79

Outstanding at March 31, 2006	884	4.41

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

The following table summarizes information about stock options outstanding at March 31, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Price per Share ($)	Options (#)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share ($)	Options (#)	Weighted Average Exercise Price Per Share ($)
	(in thousands)			(in thousands)
1.25-2.50	554	6.9	2.05	416	1.94
2.51-3.23	72	1.3	3.23	72	3.23
8.63-13.13	258	2.0	9.80	258	9.80

	884	4.2	4.41	746	4.78

As of March 31, 2006, the total compensation cost related to nonvested stock options is $0.2 million, which is expected to be recognized over the weighted-average period of 2.5 years.

As discussed in Note 7, if the proposed merger is completed, all unvested stock options will automatically vest and the Company will be required to pay the difference between the offer price of $2.55 per share and the exercise price of the stock options. Based on stock options outstanding at March 31, 2006, the estimated impact would be a $0.3 million settlement payment. In addition, the Company would recognize $0.1 million of compensation expense upon the automatic vesting of the stock options.

Note 3. Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income (loss)	$(49)	$(417)	$818	$(343)

Denominator for basic earnings per share-weighted average common shares	10,716	10,711	10,716	10,709
Effect of dilutive securities:
Dilutive employee stock options	—	—	24	—

Denominator for diluted earnings per share-adjusted weighted average common shares and assumed conversions	10,716	10,711	10,740	10,709

Net income (loss) per share, basic and dilutive:	$—	$(0.04)	$0.08	$(0.03)

Options to purchase 531,250 and 526,250 shares of common stock at a weighted average price of $6.12 and $6.57 per share were outstanding during the three and nine months ended March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

Options to purchase 353,000 and 405,000 shares of commons stock at a weighted average price of $1.85 and $1.87 per share were outstanding during the three months ended March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the quarters and, therefore, the effect would be antidilutive. Options to purchase 405,000 shares of commons stock at a weighted average price of $1.87 per share were outstanding during the nine months ended March 31, 2005, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the nine months ended March 31, 2005 and, therefore, the effect would be antidilutive.

Note 4. Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for business meetings, entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $0.5 million for the three months ended March 31, 2006 and 2005, respectively. Total expenses related to these leases and to the ranch were $1.5 million for the nine months ended March 31, 2006 and 2005.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amounts of such charges were approximately $41,000 and $46,000 for the three months ended March 31, 2006 and 2005, respectively, and approximately $117,000 and $158,000 for the nine months ended March 31, 2006 and 2005, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense. Accounts receivable related to these transactions was $0.2 million at March 31, 2006 and June 30, 2005.

These transactions are approved and reviewed quarterly by the Company’s Audit Committee. Based on such review, the Company believes that these transactions are on terms at least as favorable as those that could be obtained from an independent third party.

Note 5. Commitments and Contingencies

In fiscal 1999, the Company entered into a guaranty of a lease agreement related to a facility operated by its former subsidiary, Pentagon Technologies Group, Inc. (“Pentagon”). The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of March 31, 2006, the Company believes its maximum potential liability is $1.3 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like. The Company does not believe its liability under the guarantee meets the probability criteria under SFAS No. 5, Accounting for Contingencies.

Various legal actions arising in the ordinary course of business are pending against the Company. None of the litigation pending against the Company, individually or collectively, is expected to have a material adverse effect on the Company’s financial position or results of operations.

MPW INDUSTRIAL SERVICES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)
Revenue
Industrial Cleaning	$16,202	$13,216	$46,072	$40,971
Facility Maintenance and Support Services	4,778	4,457	14,811	13,359
Industrial Container Cleaning	2,864	2,561	8,531	7,418
Industrial Water Process Purification	2,006	2,192	7,913	5,783
Other	241	306	518	1,061

Total	$26,091	$22,732	$77,845	$68,592

Income (Loss) from Operations
Industrial Cleaning	$(350)	$(1,593)	$(332)	$(2,655)
Facility Maintenance and Support Services	587	649	1,341	1,981
Industrial Container Cleaning	390	518	1,277	1,170
Industrial Water Process Purification	(211)	219	572	(40)
Other	(128)	(103)	(607)	(109)

Total	$288	$(310)	$2,251	$347

Note 7. Subsequent Event

On April 5, 2006, the Company announced that a Special Committee of its Board of Directors had reached an agreement in principle with the Company’s Chairman, Chief Executive Officer and President, Monte R. Black, to acquire the outstanding public shares of MPW not controlled by Mr. Black or his immediate family (the “Black Family”) for $2.55 per share. The Black family controls approximately 59% of the outstanding shares of MPW.

On April 14, 2006, the Company entered into an Agreement and Plan of Merger between the Company and Noir Acquisition Corporation, a newly created corporation controlled by Mr. Black. The agreement is subject to various customary conditions, including the approval of the holders of 66 2/3% of the outstanding shares of MPW and the simultaneous closing of debt financing arrangements with LaSalle Bank NA.

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

The results of our operations are mainly driven by two external factors, customer demand and pricing pressures. Many of our significant customers operate in industries, such as the automotive, steel, manufacturing, pulp and paper and utility industries, which are subject to work stoppages and slowdowns and have historically shown sensitivity to recessions and other adverse conditions in the general economy. During the third quarter of fiscal 2006, the Company saw improvement in customer demand with higher volumes of both base and outage work from new and existing customers, primarily in the Industrial Cleaning and Facility Maintenance and Support Services segments.

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

Results of Operations

The following table sets forth revenue and income from operations by segment for the three and nine months ended March 31, 2006 and 2005. Expenses associated with the Company’s corporate headquarters are fully allocated to the segments. Corporate staff support services that are attributable to the operating segments are allocated based on each segment’s percentage of total revenues. General corporate expenses not specifically attributable to the operating segments are allocated to each reportable segment equally.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2006		2005		2006		2005
	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue
	(unaudited; in thousands)
Revenue:
Industrial Cleaning	$16,202	62.1%	$13,216	58.2%	$46,072	59.1%	$40,971	59.8%
Facility Maintenance and Support Services	4,778	18.3	4,457	19.6	14,811	19.0	13,359	19.5
Industrial Container Cleaning	2,864	11.0	2,561	11.3	8,531	11.0	7,418	10.8
Industrial Water Process Purification	2,006	7.7	2,192	9.6	7,913	10.2	5,783	8.4
Other	241	0.9	306	1.3	518	0.7	1,061	1.5

Total revenue	26,091	100.0	22,732	100.0	77,845	100.0	68,592	100.0

Cost of services (including depreciation)	21,330	81.8	19,047	83.8	62,378	80.1	55,451	80.8

Gross profit	4,761	18.2	3,685	16.2	15,467	19.9	13,141	19.2

Selling, general and administrative expenses	4,462	17.1	3,913	17.2	13,627	17.5	12,674	18.4
Other general (income) expense	11	—	82	0.4	(411)	(0.5)	120	0.2

Income (loss) from operations:
Industrial Cleaning	(350)	(2.2)	(1,593)	(12.1)	(332)	(0.7)	(2,655)	(6.5)
Facility Maintenance and Support Services	587	12.3	649	14.6	1,341	9.1	1,981	14.8
Industrial Container Cleaning	390	13.6	518	20.2	1,277	15.0	1,170	15.8
Industrial Water Process Purification	(211)	(10.5)	219	10.0	572	7.2	(40)	(0.7)
Other	(128)	(53.1)	(103)	(33.7)	(607)	(117.2)	(109)	(10.3)

Total income (loss) from operations	288	1.1	(310)	(1.4)	2,251	2.9	347	0.5

Other expense:
Other expense	(75)	(0.3)	—	—	(104)	(0.1)	—	—
Interest expense, net	(235)	(0.9)	(263)	(1.2)	(752)	(1.0)	(810)	(1.2)

Income (loss) from operations before provision (benefit) for income taxes	(22)	(0.1)	(573)	(2.6)	1,395	1.8	(463)	(0.7)
Provision (benefit) for income taxes	27	0.1	(156)	(0.7)	577	0.7	(120)	(0.2)

Net income (loss)	$(49)	(0.2)%	$(417)	(1.9)%	$818	1.1%	$(343)	(0.5)%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues. Revenues increased 14.8% to $26.1 million in the third quarter of fiscal 2006 from $22.7 million in the same prior year period. The increase in revenues within the Industrial Cleaning segment was primarily the result of additional outage work for several new and existing customers, combined with additional daily work for a customer that is currently experiencing a work stoppage. The Facility Maintenance and Support Services segment revenues increased as a result of increased work for both new and existing customers. The increase in revenues within the Industrial Container Cleaning segment was the result of increased volume primarily from existing customers.

Cost of Services. Total cost of services was $21.3 million for the three months ended March 31, 2006 compared to $19.0 million for the three months ended March 31, 2005. Cost of services as a percentage of revenue decreased to 81.8% in the third quarter of fiscal 2006 from 83.8% in the prior year period. This decrease was primarily driven by decreased workers compensation costs and lower depreciation, partially offset by higher labor and repair and maintenance costs in the Industrial Cleaning and Facility Maintenance and Support Services segments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 17.1% as a percentage of revenue in the third quarter of fiscal 2006 from 17.2% as a percentage of revenue in the same prior year period. However, selling, general and administrative expenses increased to $4.5 million for the three months ended March 31, 2006 from $3.9 million for the three months ended March 31, 2005. The increase was primarily due to increased incentive compensation and administrative costs, partially offset by decreased bad debt expense.

Income (Loss) from Operations. Income (loss) from operations was $0.3 million for the three months ended March 31, 2006 compared to $(0.3) million for the three months ended March 31, 2005. As a percentage of revenue, income (loss) from operations increased to 1.1% in the third quarter of fiscal 2006 from (1.4)% in the prior year period, primarily related to the factors discussed above.

Provision (Benefit) for Income Taxes. The income tax expense for the three months ended March 31, 2006 reflects an increase in the effective annual income tax rate from 39% at December 31, 2005 to 41% at March 31, 2006 due to the relative effect of non-deductible expenses resulting from a decrease in estimated fiscal 2006 annual pretax earnings. The change in the tax rate did not significantly impact the net loss for the three months ended March 31, 2006.

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

Revenues. Revenues increased 13.5% to $77.8 million in the first nine months of fiscal 2006 from $68.6 million in the same prior year period. The increase in revenues in the Industrial Cleaning segment was primarily the result of several non-recurring projects, additional base and outage work for several new customers, new business from acquisitions and additional daily work for a customer that is currently experiencing a work stoppage. The increase in revenues in the Facility Maintenance and Support Services segment was primarily due to increased base load work from existing customers. The increase in revenues within the Industrial Container Cleaning segment was the result of increased volume primarily from existing customers. The increase in revenues in the Industrial Water Process Purification segment was primarily the result of increased base load work for both new and existing customers as well as higher volume in emergency response trailers due to extreme changes in weather conditions.

Cost of Services. Total cost of services was $62.4 million for the nine months ended March 31, 2006 compared to $55.5 million for the nine months ended March 31, 2005. Cost of services as a percentage of revenue was 80.1% in the first nine months of fiscal 2006 compared to 80.8% in the same period in fiscal 2005. The slight decrease in cost of services as a percentage of revenue relates to decreased reliance on subcontract services and lower depreciation expense, offset by higher fuel and chemical costs primarily in the Industrial Cleaning and Industrial Water Process Purification segments combined with labor intensive work in the Industrial Cleaning segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $13.6 million, or 17.5% as a percentage of revenue, in the first nine months of fiscal 2006 from $12.7 million, or 18.4% as a percentage of revenue, in the same prior year period. The increase was primarily due to increased incentive compensation costs and higher professional fees, partially offset by lower bad debt expense.

Other General (Income) Expense. Other general (income) expense was $(0.4) million, or (0.5)% as a percentage of revenue, in the first nine months of fiscal 2006 compared to $0.1 million in the same prior year period. The $(0.4) million of other general income for the nine months ended March 31, 2006 was primarily due to the sale of equipment related to the Industrial Cleaning segment, which resulted in a $0.5 million gain on sale.

Income (Loss) from Operations. Income (loss) from operations was $2.3 million for the nine months ended March 31, 2006 compared to $0.3 million for the nine months ended March 31, 2005. As a percentage of revenue, income from operations increased to 2.9% in the first nine months of fiscal 2006 from 0.5% in the prior year period primarily related to the factors discussed above.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for the nine months ended March 31, 2006 and 2005 reflects an effective annual income tax rate of 41% and 26%, respectively. The increase in the effective annual income tax rate is due primarily to the increase in non-deductible expenses.

Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for business meetings, entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $0.5 million for the three months ended March 31, 2006 and 2005, respectively. Total expenses related to these leases and to the ranch were $1.5 million for the nine months ended March 31, 2006 and 2005.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and Chief Executive Officer. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amounts of such charges were approximately $41,000 and $46,000 for the three months ended March 31, 2006 and 2005, respectively, and approximately $117,000 and $158,000 for the nine months ended March 31, 2006 and 2005, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense. Accounts receivable related to these transactions was $0.2 million at March 31, 2006 and June 30, 2005.

These transactions are approved and reviewed quarterly by the Company’s Audit Committee. Based on such review, the Company believes that these transactions are on terms at least as favorable as those that could be obtained from an independent third party.

Commitments and Contingencies

In fiscal 1999, the Company entered into a guaranty of a lease agreement related to a facility operated by its former subsidiary, Pentagon Technologies Group, Inc. (“Pentagon”). The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of March 31, 2006, the Company believes its maximum potential liability is $1.3 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like. The Company does not believe its liability under the guarantee meets the probability criteria under SFAS No. 5, Accounting for Contingencies.

Various legal actions arising in the ordinary course of business are pending against the Company. None of the litigation pending against the Company, individually or collectively, is expected to have a material adverse effect on the Company’s financial position or results of operations.

Liquidity and Capital Resources

During the first nine months of fiscal 2006, the Company generated $6.3 million in cash from operating activities, representing a $1.9 million increase from the same prior year period. The increase was primarily the result of higher earnings from operations combined with $0.7 million of cash generated from working capital in the nine months ended March 31, 2006 compared to $0.5 million of cash used for working capital in the same prior year period. Working capital at March 31, 2006 increased to $10.7 million compared to $9.6 million at June 30, 2005 primarily due to a $1.0 million increase in cash, a $1.7 million increase in accounts receivable due to higher revenues and a $0.4 million increase in current deferred income taxes. These increases were offset by a $1.0 million increase in accrued compensation due to a higher incentive compensation accrual and $1.1 million increase in other accrued liabilities due to an increased income tax payable.

The Company’s primary investing and financing activity during the first nine months of fiscal 2006 included spending $5.2 million on capital projects. The spending was funded by the cash flows from the Company’s operations.

The Company’s short-term and long-term liquidity needs are primarily served by a credit agreement with its principal banks (the “Credit Facility”). In June 2002, the Company entered into the Credit Facility with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. Effective June 30, 2005, the Company amended its Credit Facility and reduced the revolving credit availability to $27.0 million, which is subject to further periodic reduction of $0.3 million per quarter commencing on

March 31, 2007. The amendment also extended the Credit Facility’s term loan expiration from April 1, 2006 to December 31, 2006 and the revolving credit facility’s expiration from April 1, 2006 to January 1, 2008, at which time the principal balance outstanding, together with all accrued interest will become immediately due and payable. As of March 31, 2006, excluding outstanding borrowings and letters of credit, there was $6.0 million available under the Credit Facility.

The Credit Facility is secured by substantially all of the Company’s assets and is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the Credit Facility currently bear interest at the Eurodollar market rate plus the applicable margin rate of 2.00%. The Company also pays a commitment fee of 0.40% for unused portions of the Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of tangible net worth, certain levels of debt service coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility also contains covenants that prohibit the payment of cash dividends. As of March 31, 2006, outstanding borrowings under the Credit Facility were $17.0 million.

The Company has two pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate, which mature in June 2006. The objective of the hedge is to eliminate the variability of cash flows related to interest rate payments on the Company’s variable rate debt. As of March 31, 2006, the swap agreements have a notional amount of $8.0 million and $10.0 million and effectively lock in a portion of the Company’s variable rate revolving credit liability at fixed rates of 2.61% and 2.80%, respectively, plus the Company’s applicable margin. These swap agreements were accounted for as cash flow hedges, as defined under SFAS No. 133, Accounting for Derivative and Hedging Activities. During the nine months ended March 31, 2005, the Company adjusted the pay-fixed interest rate swaps to current market values through other comprehensive income. In the fourth quarter fiscal 2005, the Company determined that it failed to qualify for hedge accounting treatment at inception of the interest rate swaps and therefore recognized the $0.2 million gain deferred in accumulated comprehensive income in earnings. The loss recognized during the nine months ended March 31, 2006 was reported in other expense.

Critical Accounting Policies

Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company’s critical accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Annual Report on Form 10-K for the year ended June 30, 2005. In addition, a summary of all of the Company’s significant accounting policies, including critical accounting policies, is included in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2005. No changes were made to the Company’s critical accounting policies during the nine months ended March 31, 2006 except as indicated in the following section.

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

Recently Issued Accounting Standards

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets

and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective at the beginning of the first fiscal year beginning after September 15, 2006. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

Inflation

The effects of inflation on the Company’s operations were not significant during the periods presented in the Consolidated Financial Statements.

Subsequent Event

On April 5, 2006, the Company announced that a Special Committee of its Board of Directors had reached an agreement in principle with the Company’s Chairman, Chief Executive Officer and President, Monte R. Black, to acquire the outstanding public shares of MPW not controlled by Mr. Black or his immediate family (the “Black Family”) for $2.55 per share. The Black family controls approximately 59% of the outstanding shares of MPW.

On April 14, 2006, the Company entered into an Agreement and Plan of Merger between the Company and Noir Acquisition Corporation, a newly created corporation controlled by Mr. Black. The agreement is subject to various customary conditions, including the approval of the holders of 66 2/3% of the outstanding shares of MPW and the simultaneous closing of debt financing arrangements with LaSalle Bank NA.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company’s primary market risk exposure relates to interest rate risk. At March 31, 2006, the balance on the Credit Facility was $17.0 million, which is subject to a variable rate of interest based on the Eurodollar rate. The Company has hedged its exposure to changes in interest rates by fixing its rate of interest on $18.0 million of its variable rate Credit Facility through two interest rate swap agreements, which expire on June 15, 2006. Assuming borrowings at March 31, 2006, any change in interest rates would not impact net interest expense.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by, or on behalf of, MPW Industrial Services Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934) of common shares of MPW Industrial Services Group, Inc. during each month of the fiscal quarter ended March 31, 2006.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2006	—	—	—	—
February 1-28, 2006	—	—	—	—
March 1-31, 2006	—	—	—	—

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

MPW INDUSTRIAL SERVICES GROUP, INC.,
an Ohio corporation

Dated: May 15, 2006	By:	/s/ Robert Valentine
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