Form 10-K
period 2006-06-30
MPW INDUSTRIAL SERVICES GROUP INC
filed 2006-10-13
CIK 1047098

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

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

Common Stock, Without Par Value

Securities Registered Pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing sale price of such stock as of the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $8,442,342.*

The number of shares of Common Stock outstanding on September 28, 2006, was 6,312.654 shares.

* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the registrant, without conceding that all such persons are “affiliates” of the registrant for purposes of the federal securities law.

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

Recent Developments

Privatization of Company. On April 5, 2006, the Company announced that a Special Committee of its Board of Directors had reached an agreement in principle with the Company’s Chairman, Chief Executive Officer and President, Monte R. Black, to acquire the outstanding public shares of MPW not controlled by Mr. Black or his immediate family (the “Black Family”) for $2.55 per share. The Black Family controlled approximately 59% of the outstanding shares of MPW. On April 14, 2006, the Company entered into an Agreement and Plan of Merger between the Company and Noir Acquisition Corporation (“Noir Acquisition”), a newly created corporation controlled by Mr. Black.

On September 14, 2006, the shareholders of MPW approved the Agreement and Plan of Merger between MPW and Noir Acquisition. On September 26, 2006, the “going private” merger of Noir Acquisition with and into MPW was completed. Effective with the completion of the merger, the Black Family owns 100% of MPW. Holders of outstanding common shares of MPW not controlled by the Black Family, and who have not perfected their appraisal rights under Ohio law, will receive in cash, without interest, $2.55 per share.

On September 26, 2006, The NASDAQ Stock Market filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist the Company’s Common Stock from the NASDAQ Global Market (“NASDAQ”). On October 10, 2006 the Company filed a Form 15 with the SEC to terminate the registration of the Common Stock and to suspend its SEC reporting obligations.

In addition, on September 27, 2006, the Company entered into a credit agreement with LaSalle Bank NA and The Huntington National Bank to finance the “going private” merger and refinance the Company’s current credit agreement.

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

Customers

During fiscal 2006, the Company had sales to approximately 930 customers with the ten largest customers representing approximately 41% of revenues.

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

Employees

As of June 30, 2006, the Company employed approximately 1,500 full-time employees. One of the Company’s subsidiaries based in Detroit, Michigan is unionized and employs approximately 90 of these employees. One customer location in Canada also has a union contract covering approximately 45 employees. The Company’s other employees do not belong to unions. The Company has only experienced one minor work stoppage and believes that relations with its employees are good.

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

Segment Financial Data

Financial information for the Company’s segments is provided in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 16 – Segment Reporting.”

Financial Information About Geographic Areas

The Company has a small subsidiary based in Canada. The revenues of this subsidiary represented approximately 4%, 4% and 2% of the Company’s consolidated revenues for the years ended June 30, 2006, 2005 and 2004, respectively.

Risk Factors

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

Our business would be adversely affected if key customers are lost. In fiscal 2006, our ten largest customers represented approximately 41% of total revenues. Customers may terminate or modify substantially all arrangements to perform services for them at will and without penalty. The loss of, and failure to replace the revenues from, one or more large customers or the loss of a significant number of customers could have a material adverse effect on our business, results of operations and financial condition.

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

Item 2. Properties

Facilities

The Company currently services customers through its Hebron, Ohio headquarters and approximately 35 branch locations in 14 states plus Canada. The Company owns a 24,000 square foot building, which serves as its principal executive offices, an 11,000 square foot building, which serves as its main fabrication facility, an 8,250 square foot building, which serves as its paint and body facility, and an 11,000 square foot building, which serves as a hangar for aircraft leased by the Company, in Hebron, Ohio; a 64,000 square foot industrial container cleaning facility in Cleveland, Ohio; a 40,000 square foot industrial water facility in Sedalia, Missouri; a 17,000 square foot industrial parts cleaning facility in Fairborn, Ohio; and an 8,000 square foot light industrial building in Hendersonville, Tennessee. Many of the Company’s locations are leased facilities ranging from 3,000 to 71,000 square feet at which the Company houses equipment and maintains a small sales and administrative staff. Each industrial cleaning branch location is equipped to perform minor equipment maintenance. The Company leases land, office space and its maintenance and training facility in Hebron, Ohio, consisting of approximately 48,000 square feet, its industrial cleaning facility in Rockport, Indiana, consisting of approximately 12,000 square feet, its industrial water facilities located in Newark, Ohio, consisting of approximately 32,000 square feet and its industrial container cleaning facility located in Chesterfield, Michigan, consisting of approximately 71,000 square feet from related parties. See “Item 13. Certain Relationships and Related Transactions.”

Item 3. Legal Proceedings

Various legal actions arising in the ordinary course of business are pending against the Company. None of the litigation pending against the Company, individually or collectively, is expected to have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Supplemental Item. – Executive Officers of the Company

The Company furnishes the following information concerning the executive officers of the Company. Executive officers are elected annually by, and serve at the pleasure of, the Board of Directors.

Monte R. Black (age 56). Mr. Black originally founded the Company in 1972 and has served as Chairman of the Board of Directors and Chief Executive Officer since that time. Mr. Black was appointed President in June 2001 and has served in that capacity since that time. From June 2001 through June 2004, Mr. Black also served as Chief Operating Officer.

Robert Valentine (age 46). Mr. Valentine joined the Company in July 2003 as Vice President, Chief Financial Officer (“CFO”), Secretary and Treasurer. In July 2004, Mr. Valentine was also appointed to serve in the capacity of Chief Operating Officer. Prior to joining the Company, Mr. Valentine served as CFO of Liqui-Box Corporation, a manufacturer and designer of liquid package systems, from 2001 through the acquisition of the company by DuPont Canada in 2002. He also served as Division Chief Executive Officer and CFO for WW Holdings Inc., an industrial products manufacturing company, from 1997 to 2001; International Group Controller (1995-1997) and Director of Internal Audit (1992-1994) for Invacare Corporation, a durable medical products manufacturer; and was employed with Price Waterhouse, a public accounting firm, prior to joining Invacare Corporation.

James P. Mock (age 61). Mr. Mock joined the Company in October 1996 as Vice President and General Manager of the Northern Region, Industrial Cleaning. From July 1997 through June 2004, Mr. Mock served as Vice President and General Manager of Industrial Cleaning and Facility Maintenance. In July 2004, Mr. Mock was appointed Vice President of Corporate Shared Services. From 1984 until joining the Company, Mr. Mock served in various general management and executive positions for a leading environmental services company and its successors.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock was traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “MPWG” through September 26, 2006. The Company’s Common Stock ceased trading on NASDAQ effective September 27, 2006 upon completion of the going-private merger. As of September 28, 2006, the Company had six shareholders of record. The following table sets forth, for the periods indicated, the range of high and low closing prices for the Company’s Common Stock as reported on NASDAQ during fiscal 2006 and 2005:

	Price Range
Fiscal 2006	High	Low
First Quarter	$2.87	$1.70
Second Quarter	2.22	1.72
Third Quarter	2.23	1.85
Fourth Quarter	2.55	2.18

Fiscal 2005	High	Low
First Quarter	$2.35	$2.08
Second Quarter	2.55	2.23
Third Quarter	2.56	2.30
Fourth Quarter	2.54	1.77

The Company anticipates that all future earnings will be retained to finance operations and for the growth and development of the business. Accordingly, the Company does not currently anticipate paying cash dividends on its Common Stock. The payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on the results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board of Directors deem relevant. The Company’s current Credit Facility contains covenants that limit the payment of cash dividends to an amount not to exceed the quarterly estimated income tax payments required to be made by each shareholder.

The following table sets forth information concerning the equity compensation plans of the Company as of June 30, 2006.

Plan Category	(A) Number of Securities to Be Issued Upon Exercise of Outstanding Options	(B) Weighted-Average Exercise Price of Outstanding Options	(C) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plan Approved By Security Holders (1)	808,250	$4.49	363,900
Equity Compensation Plan Not Approved by Security Holders (2)	72,000	$3.23	—

(1)	Plan represents the 1997 Stock Option Plan.
(2)	Plan represents the 1994 Stock Option Plan which was adopted prior to the Company’s initial public offering in fiscal 1998 (the “Offering”). Effective with the Offering, no additional options may be granted under the 1994 Stock Option Plan, and the Company’s repurchase obligation upon exercise of stock options was terminated.

The following table provides information about purchases made by, or on behalf of, MPW Industrial Services Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b – 18(a) (3) under the Securities Exchange Act of 1934) of common shares of MPW Industrial Services Group, Inc. during each month of the fiscal quarter ended June 30, 2006:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2006	—	—	—	—
May 1-31, 2006	—	—	—	—
June 1-30, 2006	—	—	—	—

Item 6. Selected Consolidated Financial Data

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues	$107,755	$93,298	$89,125	$102,821	$90,878
Income (loss) from continuing operations (1)	3,938	467	(663)	(5,212)	1,550
Income (loss) from continuing operations per common share - assuming dilution	0.16	0.04	(0.06)	(0.48)	0.14
BALANCE SHEET DATA
Working capital	$9,903	$9,616	$9,689	$6,829	$7,232
Net property and equipment	27,651	28,192	30,198	35,120	37,476
Investment in affiliate	—	—	—	—	6,792
Net assets of discontinued operations	—	—	—	—	1,917
Total assets	63,371	62,239	64,691	73,070	85,815
Total debt and capital leases, including current maturities	14,419	17,644	18,892	20,214	27,354
Total shareholders’ equity	33,828	31,825	31,329	32,243	39,761

(1)	The loss from continuing operations in fiscal 2003 includes the Company’s equity in loss of affiliate of $7.2 million. The fiscal 2003 equity in loss of affiliate included the Company’s share ($2.8 million) of a $12.7 million goodwill impairment charge recorded by Pentagon under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142 and a $3.8 million other than temporary impairment charge to fully write-off the Company’s remaining investment in Pentagon due to continued declines in operating results as well as the slowdown and uncertainty in the semi-conductor industry.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 1. Business-Investment Considerations”, the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

Overview

MPW is a leading provider of integrated, technically-based industrial cleaning and related facilities support services to a broad array of industries in North America on a daily recurring basis, a project-by-project basis, as well as pursuant to longer-term arrangements. The Company has approximately 35 branch locations in 14 states and Canada and operates under four separate segments: Industrial Cleaning, Facility Maintenance and Support Services, Industrial Container Cleaning and Industrial Process Water Purification.

The results of our operations are mainly driven by two factors, customer demand and pricing. Many of our significant customers operate in industries, such as the automotive, steel, manufacturing, pulp and paper and utility industries, which are subject to work stoppages and slowdowns and have historically shown sensitivity to recessions and other adverse conditions in the general economy. During fiscal 2006, we saw improvement in customer demand with higher volumes of both base and outage work from new and existing customers across all segments.

Our focus over the past year and going forward is to minimize the peaks and valleys associated with the variability in customer demand by increasing our cross-marketing efforts to offer our diversified services to all existing and new customers, seeking additional long-term contractual arrangements and creating new service lines to complement our current offerings.

Results of Operations

The following table sets forth revenue and income from operations by segment for continuing operations for the fiscal years ended June 30, 2006, 2005 and 2004. Expenses associated with the Company’s corporate headquarters are fully allocated to the segments. Corporate staff support services that are attributable to the operating segments are allocated based on each segment’s percentage of total revenues. General corporate expenses are allocated to each segment equally.

	2006		2005		2004
	Actual	% of Revenue	Actual	% of Revenue	Actual	% of Revenue
	(in thousands)
Revenue
Industrial Cleaning	$65,266	60.6%	$56,296	60.3%	$54,224	60.8%
Facility Maintenance and Support Services	20,119	18.7	17,814	19.1	15,997	17.9
Industrial Container Cleaning	11,330	10.5	10,035	10.8	11,172	12.5
Industrial Water Process Purification	10,146	9.4	7,834	8.4	7,395	8.3
Other	894	0.8	1,319	1.4	337	0.4

Total revenue	107,755	100.0	93,298	100.0	89,125	100.0
Cost of services	85,245	79.1	75,068	80.5	71,772	80.5

Gross profit	22,510	20.9	18,230	19.5	17,353	19.5
Selling, general and administrative expenses	18,542	17.2	16,578	17.8	17,010	19.1
Other general expenses	30	—	157	0.1	109	0.1

Income (loss) from operations
Industrial Cleaning	1,140	1.7	(2,805)	(5.0)	(3,884)	(7.2)
Facility Maintenance and Support Services	1,754	8.7	2,704	15.2	2,351	14.7
Industrial Container Cleaning	1,683	14.9	1,697	16.9	2,171	19.4
Industrial Water Process Purification	440	4.3	186	2.4	188	2.5
Other	(1,079)	(120.7)	(287)	(21.8)	(592)	(175.7)

Total income from operations	3,938	3.7	1,495	1.6	234	0.3
Other income (expense):
Other income (expense)	(186)	(0.2)	186	0.2	—	—
Interest expense, net	(994)	(0.9)	(1,076)	(1.1)	(1,129)	(1.3)

Income (loss) before provision (benefit) for income taxes	2,758	2.6	605	0.7	(895)	(1.0)
Provision (benefit) for income taxes	1,028	1.0	138	0.1	(232)	(0.3)

Net income (loss)	$1,730	1.6%	$467	0.6%	$(663)	(0.7)%

Fiscal 2006 Compared to Fiscal 2005

Revenues. Revenues increased to $107.8 million in fiscal 2006 from $93.3 million in fiscal 2005. The increase in the Industrial Cleaning segment was primarily the result of additional outage work for several new and existing customers, combined with additional daily work for a customer that is currently experiencing a work stoppage. The increase in the Facility Maintenance and Support Services segment was primarily due to growth within existing customers. The Industrial Container Cleaning segment experienced higher volumes from existing customers while also providing additional services under a new contract with a key customer. The Industrial Water Process Purification segment saw increased volumes of industrial water purification trailers supplied to customers on an emergency basis as a result of warmer temperatures in the first quarter of fiscal 2006.

Cost of Services. Total cost of services increased to $85.2 million for fiscal 2006 compared to $75.1 million for fiscal 2005; however, cost of services as a percentage of revenue decreased to 79.1% in fiscal 2006 from 80.5% in fiscal 2005. The decrease was primarily the result of lower depreciation, subcontract and temporary services, slightly offset by higher chemical and fuel costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $18.5 million, or 17.2% as a percentage of revenue, in fiscal 2006 from $16.6 million, or 17.8% as a percentage of revenue, in fiscal 2005. The increase was primarily the result of increased selling expenses as a result of an increased focus on business development, combined with increased incentive compensation and administrative costs.

Other General Expenses. Other general expense was $30 thousand in fiscal 2006 compared to $0.2 million in fiscal 2005. The $30 thousand of other general expense in fiscal 2006 was primarily due to a $0.4 million impairment charge related to property and equipment of the Company’s Recovery Technologies reporting unit offset by a $0.4 million gain related primarily to the sale of equipment of the Industrial Cleaning segment. The $0.4 million impairment charge was as a result of Recovery Technology’s continued operating and cash flow losses and was based on a purchase offer and market appraisal. The fiscal 2005 other general expense represented the loss on disposal of assets.

Income from Operations. Income from operations was $3.9 million in fiscal 2006 compared to $1.5 million in fiscal 2005. As a percentage of revenue, income from operations increased to 3.7% in fiscal 2006 from 1.6% in the prior year period primarily related to the factors discussed above.

Other Income (Expense). Other income (expense) was $(0.2) million in fiscal 2006 compared to $0.2 million in fiscal 2005, which represented the recognition of the mark-to-market on interest rate swaps through earnings. The interest rate swaps expired in June 2006.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for fiscal 2006 and 2005 reflects an effective rate of 37.3% and 22.8%, respectively. On June 30, 2005, the State of Ohio enacted various changes to its tax laws. One change is the phase out of the Ohio franchise tax, which is generally based on federal taxable income. This phase out is scheduled to occur at 20% per year for 2006 through 2010. As a result of the various changes to Ohio’s tax laws, the Company reduced the rate at which it records its deferred taxes, resulting in a lower effective annual income tax rate in fiscal 2005.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $16.6 million, or 17.8% as a percentage of revenue, in fiscal 2005 from $17.0 million, or 19.1% as a percentage of revenue, in fiscal 2004. The decrease was primarily the result of decreased bad debt expense due to a $1.1 million charge in fiscal 2004 for a customer that filed bankruptcy, offset slightly by increased selling expenses as a result of an increased focus on business development and increased administrative personnel costs.

Income from Operations. Income from operations was $1.5 million in fiscal 2005 compared to $0.2 million in fiscal 2004. As a percentage of revenue, income from operations increased to 1.6% in fiscal 2005 from 0.3% in the prior year period primarily related to the factors discussed above.

Other Income (Expense). Other income was $0.2 million in fiscal 2005, which represented the recognition of the mark-to-market on interest rate swaps through earnings. A portion of the mark-to-market adjustment recognized in earnings relates to a prior period but was not deemed material to the prior periods presented.

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

Contractual Obligations

As of June 30, 2006, the Company had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Notes payable to bank	$14,400	$299	$14,101	$—	$—
Capital lease obligations	9	9	—	—	—
Other notes payable	10	9	1	—	—
Non-cancelable operating leases	6,878	2,486	3,544	803	45

Total contractual cash obligations	$21,297	$2,803	$17,646	$803	$45

The Company is a guarantor of a lease agreement related to a facility operated by its former subsidiary, Pentagon. The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of June 30, 2006, the Company believes its maximum potential liability is $1.2 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like.

Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $2.0 million, $2.0 million and $2.1 million for fiscal 2006, 2005 and 2004, respectively.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and CEO. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges for fiscal years 2006, 2005 and 2004 were approximately $207,000, $298,000, and $212,000, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense. Accounts receivable related to these transactions were $0.1 million and $0.2 million at June 30, 2006 and 2005, respectively. During fiscal 2004, the Company also sold existing equipment to Pro-Kleen for cash proceeds of $204,000. The sale was reviewed and approved by the Company’s Audit Committee.

These transactions are reviewed periodically by the Company’s Audit Committee. Based on such review, the Company believes that these transactions are on terms at least as favorable as those that could be obtained from an independent third party.

Liquidity and Capital Resources

In fiscal 2006, the Company generated $8.8 million in cash from operating activities, representing a $3.0 million increase from fiscal 2005. The increase was primarily the result of an increase in income from operations.

Working capital of $9.9 million at June 30, 2006 increased $0.3 million from June 30, 2005. The increase was due to a $2.5 million increase in accounts receivable and $0.9 million decrease in current maturities of long-term debt offset by a $1.5 million increase in accrued compensation and related taxes due to increased incentive compensation accruals combined with a $1.2 million increase in other accrued liabilities primarily as a result of an increased income tax payable and customer rebate obligation.

The Company’s primary investing and financing activities during fiscal 2006 included spending $6.7 million on capital projects and paying $3.2 million on long-term debt. These transactions were funded by the cash flows from the Company’s operations.

Capital spending during fiscal 2006 included the purchases of new vehicles and equipment and spending to rebuild existing equipment in primarily the Industrial Cleaning and Industrial Water Process Purification segments, combined with the buyout of an aircraft lease. For the fiscal year ending June 30, 2007, we expect to spend approximately $5.5 million on capital projects.

The Company’s short-term and long-term liquidity needs are primarily served by a credit agreement with its principal banks (the “Credit Facility”). In June 2002, the Company entered into the Credit Facility with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. Effective June 30, 2005, the Company amended its Credit Facility and reduced the revolving credit availability to $27.0 million, which was subject to further periodic reduction of $0.3 million per quarter commencing on March 31, 2007. The amendment also extended the Credit Facility’s term loan expiration from April 1, 2006 to December 31, 2006 and the revolving credit facility’s expiration from April 1, 2006 to January 1, 2008, at which time the principal balance outstanding, together with all accrued interest will become immediately due and payable. As of June 30, 2006, outstanding borrowings under the Credit Facility were $14.4 million. Excluding outstanding borrowings and letters of credit, there was $8.0 million available under the Credit Facility at June 30, 2006.

On September 27, 2006, the Company entered into a credit agreement with LaSalle Bank NA and The Huntington National Bank (the “New Credit Facility”) to finance the “going private” merger and refinance the Company’s Credit Facility. The New Credit Facility consists of the following senior secured credit facilities:

•	Revolving Credit Facility. The New Credit Facility has $17.0 million of revolving credit availability with a subfacility of $5.0 million for letters of credit. Any outstanding balance will be due and payable on September 30, 2011. As of September 27, 2006, outstanding borrowings under the New Credit Facility were $7.5 million.

•	Equipment Term Loan. The New Credit Facility has a $13.5 million five-year equipment term loan. The principal amount of the equipment term loan will amortize as follows: equal quarterly payments totaling $2.0 million in year one; $2.2 million in year two; $2.4 million in year three; $2.6 million in year four and $2.1 million in year five, with the remaining balance due and payable on September 30, 2011.

•	Real Estate Term Loan. The New Credit Facility has a $6.0 million five-year real estate term loan commitment, which will be reduced by the collateral value of any real property owned by the Company for which certain documents have not been delivered at the closing of the financing and reduced by the collateral value of any real property owned the Company as of the closing to the extent such real property is sold or otherwise transferred. With a real estate term loan of $6.0 million, the outstanding balance on the loan will be amortized in equal quarterly payments of $100,000 each, with the remaining balance due and payable on September 30, 2011; however, the required principal payments will be reduced if the real estate term loan commitment is reduced. As of the closing of the financing on September 27, 2006, the real estate term loan commitment and outstanding principal was $5.6 million.

The New Credit Facility is secured by substantially all of the Company’s assets and is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the New Credit Facility currently bear interest at the Eurodollar market rate or Prime rate plus the applicable margin rate of 2.75%. The Company also pays a commitment fee of 0.50% for unused portions of the New Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of earnings before interest, taxes, depreciation and amortization, certain levels of fixed charge coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The New Credit Facility also contains covenants that limit the payment of cash dividends to an amount not to exceed the quarterly estimated income tax payments required to be made by each shareholder.

The Company had two pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate, which matured in June 2006. The objective of the hedge was to eliminate the variability of cash flows related to interest rate payments on the Company’s variable rate debt. Through their expiration on June 15, 2006, the swap agreements had a notional amount of $8.0 million and $10.0 million and effectively locked in a portion of the Company’s variable rate revolving credit liability at fixed rates of 2.61% and 2.80%, respectively, plus the Company’s applicable margin. These swap agreements were accounted for as cash flow hedges, as defined under SFAS No. 133, Accounting for Derivative and Hedging Activities. In fiscal 2004, the Company adjusted the pay-fixed interest rate swaps to current market values through other comprehensive income (loss). In fiscal 2005, the Company determined that it failed to qualify for hedge accounting treatment at inception of the interest rate swaps and therefore recognized the $0.2 million gain deferred in accumulated comprehensive income in earnings. The gain (loss) recognized in fiscal 2006 and 2005 was reported in other income (expense).

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The SEC staff is aware of diversity in practice. For example, certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. While these errors may not be material if considered only in relation to the balance sheet, correcting the errors could be material to the current year income statement. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. Early application of the guidance in this FSP is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of this SAB to have a material impact on its financial position or results of operations.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines (“Airline Guide”), and APB Opinion No. 28, Interim Financial Reporting. The Airline Guide is the principal source of guidance on the accounting for planned major maintenance activities and is widely used by other industries. The Airline Guide permits four alternative methods of accounting for planned major maintenance activities: direct expense, built-in overhaul, deferral and accrual (accrue-in-advance). This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this FSP to have a material impact on its financial position or results of operations.

Inflation

The effects of inflation on the Company’s operations were not significant during the periods presented in the Consolidated Financial Statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company’s primary market risk exposure relates to interest rate risk. At June 30, 2006, the balance on the Credit Facility was $14.4 million, which is subject to a variable rate of interest based on the Eurodollar rate. The Company had hedged its exposure to changes in interest rates by fixing its rate of interest on $18.0 million of its variable rate credit facility through two interest rate swap agreements; however, the interest rate swaps expired June 15, 2006. Assuming borrowings at June 30, 2006, a one hundred basis point change in interest rates would impact net interest expense by approximately $144,000 per year.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

MPW Industrial Services Group, Inc.

We have audited the accompanying consolidated balance sheets of MPW Industrial Services Group, Inc. and subsidiaries (the Company) as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPW Industrial Services Group, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payments, effective July 1, 2005.

/s/ KPMG LLP

Columbus, Ohio

October 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

MPW Industrial Services Group, Inc.

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity, and cash flows of MPW Industrial Services Group, Inc. and subsidiaries (the Company) for the year ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of MPW Industrial Services Group, Inc. and subsidiaries for the year ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Columbus, Ohio

August 12, 2004, except for Note 16,

as to which the date is September 30, 2005

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,
	2006	2005
ASSETS
Cash	$184	$744
Accounts receivable, net	19,227	16,723
Inventories	1,991	2,002
Deferred income taxes	1,390	1,264
Prepaid expenses	1,371	1,066
Other current assets	—	15

Total current assets	24,163	21,814

Property and equipment, net	27,651	28,192
Goodwill	5,487	5,487
Other intangibles, net	5,759	6,503
Other assets	311	243

Total assets	$63,371	$62,239

LIABILITIES
Accounts payable	$3,780	$3,547
Accrued compensation and related taxes	3,398	1,899
Current maturities of long-term debt	317	1,234
Other accrued liabilities	6,765	5,518

Total current liabilities	14,260	12,198

Long-term debt	14,102	16,410
Deferred income taxes	948	1,806
Other liabilities	233	—

Total liabilities	29,543	30,414

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,716,207 shares issued and outstanding at June 30, 2006 and 2005, respectively	107	107
Additional paid-in capital	41,092	40,936
Accumulated deficit	(7,493)	(9,223)
Accumulated other comprehensive income	122	5

Total shareholders’ equity	33,828	31,825

Total liabilities and shareholders’ equity	$63,371	$62,239

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Year Ended June 30,
	2006	2005	2004
Revenues	$107,755	$93,298	$89,125
Cost of services	85,245	75,068	71,772

Gross profit	22,510	18,230	17,353
Selling, general and administrative expenses	18,542	16,578	17,010
Other general expenses	30	157	109

Income from operations	3,938	1,495	234
Other income (expense):
Other income (expense)	(186)	186	—
Interest expense, net	(994)	(1,076)	(1,129)

Income (loss) before provision (benefit) for income taxes	2,758	605	(895)
Provision (benefit) for income taxes	1,028	138	(232)

Net income (loss)	$1,730	$467	$(663)

Net income (loss) per share, basic and dilutive	$0.16	$0.04	$(0.06)

Weighted average shares outstanding	10,716	10,711	10,838
Weighted average shares outstanding, assuming dilution	10,761	10,786	10,838

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	Shares	Amount
Balance at June 30, 2003	10,940	$109	$41,507	$(9,027)	$(346)
Net loss	—	—	—	(663)	—	$(663)
Mark-to-market on interest rate swaps (net of income taxes of $230)	—	—	—	. —	344	344
Foreign currency translation adjustment	—	—	—	—	(7)	(7)
Exercise of stock options	19	—	37	—	—	—
Repurchase of common stock	(250)	(2)	(623)	—	—	—

Balance at June 30, 2004	10,709	107	40,921	(9,690)	(9)	$(326)

Net income	—	—	—	467	—	$467
Reclassification of mark-to-market on interest rate swaps to earnings (net of income taxes of $42)	—	—	—	—	(63)	(63)
Foreign currency translation adjustment	—	—	—	—	77	77
Exercise of stock options	7	—	15	—	—	—

Balance at June 30, 2005	10,716	$107	$40,936	$(9,223)	$5	$481

Net income	—	—	—	1,730	—	$1,730
Foreign currency translation adjustment	—	—	—	—	117	117
Employee stock option compensation	—	—	156	—	—	—

Balance at June 30, 2006	10,716	$107	$41,092	$(7,493)	$122	$1,847

The accompanying notes are an integral part of these consolidated financial statements.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2006	2005	2004
Cash flow from operating activities:
Net income (loss)	$1,730	$467	$(663)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,667	7,193	8,175
Amortization	744	660	605
Impairment charge	417	26	—
(Earnings) loss from mark-to-market on interest rate swap	186	(112)	—
(Gain) loss on disposals of assets	(387)	157	100
Employee stock option compensation	156	—	—
Change in deferred income taxes	(984)	(998)	(401)
Changes in operating assets and liabilities:
Accounts receivable	(2,511)	(1,935)	2,335
Inventories	11	192	175
Prepaid expenses and other assets	(311)	21	176
Accounts payable	350	111	(4,712)
Other accrued liabilities	2,746	(293)	(925)
Other	—	297	—

Net cash provided by operating activities	8,814	5,786	4,865

Cash flow from investing activities:
Purchases of property and equipment	(6,740)	(5,065)	(3,679)
Purchase of businesses	—	(990)	—
Proceeds from the disposal of property and equipment	609	30	235

Net cash used in investing activities	(6,131)	(6,025)	(3,444)

Cash flow from financing activities:
Proceeds from issuance of common stock, net	—	15	37
Repurchase of common stock	—	—	(625)
Proceeds from revolving credit facility	6,550	4,500	17,050
Payments on revolving credit facility	(9,750)	(5,700)	(18,250)
Payments on notes payable	(22)	(60)	(122)
Payments on capital lease obligations	(21)	(9)	—

Net cash used in financing activities	(3,243)	(1,254)	(1,910)

Decrease in cash	(560)	(1,493)	(489)
Cash at beginning of year	744	2,237	2,726

Cash at end of year	$184	$744	$2,237

Supplemental schedule of noncash investing and financing activities:
Capital lease of property and equipment	$18	$21	$—

The accompanying notes are an integral part of these consolidated financial statements

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2006, 2005 and 2004)

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

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2006, 2005 and 2004)

In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment annually or upon the occurrence of certain triggering events as defined by SFAS No. 142. SFAS No. 142 requires a two-step process for impairment testing of goodwill. The first step identifies indications of impairment, while the second step, if necessary, measures the amount of the impairment, if any. The Company performs its annual impairment test during the fourth quarter of each year using the discounted cash flow methodology. See Note 6.

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

Other Current Liabilities Total other current liabilities of $6.8 million as of June 30, 2006 includes $3.5 million related to workers’ compensation and $1.6 million of income taxes payable. Total other current liabilities of $5.5 million as of June 30, 2005 includes $3.4 million related to workers’ compensation and $1.0 million of income taxes payable.

Insurance Risk The Company is self-insured for workers’ compensation, general and auto liability costs up to certain retention levels and purchases private insurance for claims in excess of those retention levels. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported.

Legal Costs. Legal expenses expected to be incurred in connection with a SFAS No. 5 loss contingency are recognized in the period in which they are incurred.

Financial Instruments Financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term debt. The carrying value of all financial instruments at June 30, 2006 and 2005 approximated their fair value.

Risks and Uncertainties As of June 30, 2006, the Company operated approximately 35 branch locations in 14 states and Canada. The Company’s largest markets are the utility, manufacturing, steel and automotive markets, which comprise approximately 80% of the Company’s revenues. Foreign operations represent approximately 4% of the Company’s consolidated revenues and consolidated net assets. Approximately 9% of the Company’s consolidated labor force is covered by current collective bargaining agreements, which expire in 2007 and 2009. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable.

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

Stock Options As of June 30, 2006, the Company has two stock-based compensation plans, which are described in detail in Note 12. On July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

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

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2006, 2005 and 2004)

There were 12,000, 167,000 and 47,000 stock options granted during the years ended June 30, 2006, 2005 and 2004, respectively. The following table shows the impact of adopting SFAS No. 123(R) for the year ended June 30, 2006 (in thousands, except per share data):

Income from operations:
Before stock-based compensation	$4,094
Less: Stock-based compensation recorded under SFAS No. 123(R)	(156)

As reported	$3,938

Income before provision for income taxes:
Before stock-based compensation	$2,914
Less: Stock-based compensation recorded under SFAS No. 123(R)	(156)

As reported	$2,758

Net income:
Before stock-based compensation	$1,828
Less: Stock-based compensation recorded under SFAS No. 123(R)	(98)

As reported	$1,730

Net income per share, basic and diluted:
Before stock-based compensation	$0.17
Less: Stock-based compensation recorded under SFAS No. 123(R)	(0.01)

As reported	$0.16

The following table illustrates the pro forma effect on the net income (loss) and net income (loss) per share for the years ended June 30, 2005 and 2004, if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Year Ended June 30,
	2005	2004
	(in thousands, except per share data)
Net income (loss):
As reported	$467	$(663)
Less: Stock-based compensation determined under fair value based method for all awards, net of related tax effects	(90)	(71)

Pro forma net income (loss)	$377	$(734)

Net income (loss) per share, basic and diluted:
As reported	$0.04	$(0.06)

Pro forma	$0.03	$(0.07)

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2006, 2005 and 2004)

For purposes of determining the stock-based compensation recorded under SFAS No. 123(R) for the stock options granted in fiscal 2006 and the required pro forma information for fiscal 2005 and 2004, the following assumptions were used:

	Year Ended June 30,
	2006	2005	2004
Weighted-average fair value of options granted during the period using a Black-Scholes option valuation model	$1.24	$1.52	$1.06

Weighted-average assumptions used for grants:
Risk-free interest rate	4.48%	4.08%	3.80%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	55.70%	57.10%	44.00%
Expected life of option (in years)	7	7	7

The risk-free rate is based on the United States Treasury yield curve at the time of the grant. The expected dividend yield is zero as the Company’s Credit Facility prohibits the payment of dividends. Expected volatilities are based on historical volatility since 2001 as the stock volatility prior to that time is not representative of the volatility expected over the expected life of the options. The expected life of the options granted was represents an estimate of the length of time in years that the options granted are expected to be outstanding.

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

Accumulated Other Comprehensive Income (Loss) SFAS No. 130, Reporting Comprehensive Income, requires that an enterprise report the change in its equity during the period from non-owner sources as other comprehensive loss. In fiscal 2004, the Company adjusted the pay-fixed interest rate swaps to current market values through other comprehensive income (loss). In fiscal 2005, the Company determined that it failed to qualify for hedge accounting treatment at inception of the interest rate swaps and therefore recognized the $0.2 million gain deferred in accumulated comprehensive income in earnings. The gain (loss) recognized in fiscal 2006 and 2005 was reported in other income. Accumulated other comprehensive income at June 30, 2006 and 2005 was comprised of foreign currency translation adjustment.

Statement of Cash Flows Cash paid (refund received) for income taxes for fiscal 2006, 2005 and 2004 was $1.3 million, $1.0 million and $0.7 million, respectively. Cash paid for interest was $1.0 million, $1.1 million and $1.1 million for fiscal 2006, 2005 and 2004, respectively.

Use of Estimates The preparation of the financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

Reclassifications Certain amounts presented as of and for the years ended June 30, 2005 and 2004 have been reclassified to conform to the June 30, 2006 presentation.

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

(For the Years Ended June 30, 2006, 2005 and 2004)

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The SEC staff is aware of diversity in practice. For example, certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. While these errors may not be material if considered only in relation to the balance sheet, correcting the errors could be material to the current year income statement. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. Early application of the guidance in this FSP is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of this SAB to have a material impact on its financial position or results of operations.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2006, 2005 and 2004)

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines (“Airline Guide”), and APB Opinion No. 28, Interim Financial Reporting. The Airline Guide is the principal source of guidance on the accounting for planned major maintenance activities and is widely used by other industries. The Airline Guide permits four alternative methods of accounting for planned major maintenance activities: direct expense, built-in overhaul, deferral and accrual (accrue-in-advance). This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this FSP to have a material impact on its financial position or results of operations.

Note 2. Privatization of Company

On April 5, 2006, the Company announced that a Special Committee of its Board of Directors had reached an agreement in principle with the Company’s Chairman, Chief Executive Officer and President, Monte R. Black, to acquire the outstanding public shares of MPW not controlled by Mr. Black or his immediate family (the “Black Family”) for $2.55 per share. The Black Family controlled approximately 59% of the outstanding shares of MPW. On April 14, 2006, the Company entered into an Agreement and Plan of Merger between the Company and Noir Acquisition Corporation (“Noir Acquisition”), a newly created corporation controlled by Mr. Black.

On September 14, 2006, the shareholders of MPW approved the Agreement and Plan of Merger between MPW and Noir Acquisition. On September 26, 2006, the “going private” merger of Noir Acquisition with and into MPW was completed. Effective with the completion of the merger, the Black Family owns 100% of MPW. Holders of outstanding common shares of MPW not controlled by the Black Family, and who have not perfected their appraisal rights under Ohio law, will receive in cash, without interest, $2.55 per share.

On September 26, 2006, The NASDAQ Stock Market filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist the Company’s Common Stock from the NASDAQ Global Market (“NASDAQ”). On October 10, 2006 the Company filed a Form 15 with the SEC to terminate the registration of the Common Stock and to suspend its SEC reporting obligations.

In addition, on September 27, 2006, the Company entered into a credit agreement with LaSalle Bank NA and The Huntington National Bank to finance the “going private” merger and refinance the Company’s current credit agreement. See Note 8 – Long-Term Debt.

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

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2006, 2005 and 2004)

As a result of the full write-off of the Company’s investment in Pentagon at June 30, 2003 due to continued declines in operating results as well as the slowdown and uncertainty in the semi-conductor industry, the Company ceased recognizing its equity investment in the losses of Pentagon beginning in fiscal 2004 as the Company had no further commitments to provide further financial support to Pentagon.

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

Note 5. Accounts Receivable

Accounts receivable is summarized as follows:

	June 30,
	2006	2005
	(in thousands)
Accounts receivable	$19,635	$17,586
Less allowance for doubtful accounts	(408)	(863)

	$19,227	$16,723

The following is a summary of activity in the allowance for doubtful accounts:

	Year Ended June 30,
	2006	2005	2004
	(in thousands)
Beginning balance	$863	$1,297	$2,435
Provision (benefit) for bad debts	(122)	(105)	1,536
Account write-offs, net	(333)	(329)	(2,674)

Ending balance	$408	$863	$1,297

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2006, 2005 and 2004)

Note 6. Property and Equipment

Property and equipment is summarized as follows:

	June 30,
	2006	2005
	(in thousands)
Land and buildings	$11,227	$10,719
Motor vehicles and transportation equipment	47,722	47,918
Machinery and equipment	29,447	28,118
Leasehold improvements	5,266	5,195
Furniture, fixtures and computer equipment	3,445	2,989
Construction in progress	1,381	1,918

	98,488	96,857
Less accumulated depreciation	(70,837)	(68,665)

	$27,651	$28,192

During the fourth quarter of fiscal 2006, the Company recognized a $0.4 million impairment charge related to property and equipment of its Recovery Technologies reporting unit as a result of continued operating and cash flow losses. The impairment charge was recorded in other general expenses and was based on a purchase offer and market appraisal.

Note 7. Goodwill and Other Intangibles

The carrying amount of goodwill for the years ended June 30, 2006 and 2005 is $5.5 million and is related to the Industrial Cleaning segment.

Other intangibles are summarized as follows:

	June 30, 2006		June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Customer relationships and lists	$9,074	$(3,675)	$9,074	$(3,090)
Patents	1,393	(1,102)	1,393	(963)
Non-compete agreements	510	(441)	510	(421)

	$10,977	$(5,218)	$10,977	$(4,474)

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

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2006, 2005 and 2004)

Amortization expense related to other intangibles was $0.7 million, $0.7 million and $0.6 million for the years ended June 30, 2006, 2005 and 2004, respectively. Estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense
(in thousands)
For the year ended June 30, 2007	$744
For the year ended June 30, 2008	710
For the year ended June 30, 2009	547
For the year ended June 30, 2010	458
For the year ended June 30, 2011	402

Note 8. Long-Term Debt

Long-term debt is summarized as follows:

	June 30,
	2006	2005
	(in thousands)
Credit facility	$14,400	$17,600
Capital lease obligations	9	12
Other notes payable	10	32

	14,419	17,644
Less current maturities	317	1,234

	$14,102	$16,410

In June 2002, the Company entered into a credit agreement with its principal banks (the “Credit Facility”) with $35.0 million of revolving credit availability for a three-year period and a $6.0 million three-year term loan to be repaid in quarterly installments of $0.3 million. Effective June 30, 2005, the Company amended its Credit Facility and reduced the revolving credit availability to $27.0 million, which is subject to further periodic reduction of $0.3 million per quarter commencing on March 31, 2007. The amendment also extended the Credit Facility’s term loan expiration from April 1, 2006 to December 31, 2006 and the revolving credit facility’s expiration from April 1, 2006 to January 1, 2008, at which time the principal balance outstanding, together with all accrued interest will become immediately due and payable. As of June 30, 2006, outstanding borrowings under the Credit Facility were $14.4 million.

As of June 30, 2006, excluding outstanding borrowings and letters of credit, there was $8.0 million available under the Credit Facility. There were $4.9 million and $5.4 million of unused letters of credit outstanding under the Credit Facility at June 30, 2006 and 2005, respectively. The weighted average interest rate for the Credit Facility was 5.63% for the year ended June 30, 2006.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2006, 2005 and 2004)

On September 27, 2006, the Company entered into a credit agreement with LaSalle Bank NA and The Huntington National Bank (the “New Credit Facility”) to finance the “going private” merger and refinance the Company’s Credit Facility. The New Credit Facility consists of the following senior secured credit facilities:

•	Revolving Credit Facility. The New Credit Facility has $17.0 million of revolving credit availability with a subfacility of $5.0 million for letters of credit. Any outstanding balance will be due and payable on September 30, 2011. As of September 27, 2006, outstanding borrowings under the revolving credit facility were $7.5 million.

•	Equipment Term Loan. The New Credit Facility has a $13.5 million five-year equipment term loan. The principal amount of the equipment term loan will amortize as follows: equal quarterly payments totaling $2.0 million in year one; $2.2 million in year two; $2.4 million in year three; $2.6 million in year four and $2.1 million in year five, with the remaining balance due and payable on September 30, 2011.

•	Real Estate Term Loan. The New Credit Facility has a $6.0 million five-year real estate term loan commitment, which will be reduced by the collateral value of any real property owned by the Company for which certain documents have not been delivered at the closing of the financing and reduced by the collateral value of any real property owned the Company as of the closing to the extent such real property is sold or otherwise transferred. With a real estate term loan of $6.0 million, the outstanding balance on the loan will be amortized in equal quarterly payments of $100,000 each, with the remaining balance due and payable on September 30, 2011; however, the required principal payments will be reduced if the real estate term loan commitment is reduced. As of the closing of the financing on September 27, 2006, the real estate term loan commitment and outstanding principal was $5.6 million.

The New Credit Facility is secured by substantially all of the Company’s assets and is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings under the New Credit Facility currently bear interest at the Eurodollar market rate or Prime rate plus the applicable margin rate of 2.75%. The Company also pays a commitment fee of 0.50% for unused portions of the New Credit Facility. The interest rate is subject to change based on interest rate formulas tied to the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization. Availability of borrowing is subject to the maintenance of a minimum level of earnings before interest, taxes, depreciation and amortization, certain levels of fixed charge coverage and maintenance of a specific ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The New Credit Facility also contains covenants that limit the payment of cash dividends to an amount not to exceed the quarterly estimated income tax payments required to be made by each shareholder.

The Company had two pay-fixed interest rate swap agreements as a hedge against the interest rate risk associated with borrowing at a variable rate, which matured in June 2006. The objective of the hedge was to eliminate the variability of cash flows related to interest rate payments on the Company’s variable rate debt. Through their expiration on June 15, 2006, the swap agreements had a notional amount of $8.0 million and $10.0 million and effectively locked in a portion of the Company’s variable rate revolving credit liability at fixed rates of 2.61% and 2.80%, respectively, plus the Company’s applicable margin. These swap agreements were accounted for as cash flow hedges, as defined under SFAS No. 133, Accounting for Derivative and Hedging Activities. In fiscal 2004, the Company adjusted the pay-fixed interest rate swaps to current market values through other comprehensive income (loss). In fiscal 2005, the Company determined that it failed to qualify for hedge accounting treatment at inception of the interest rate swaps and therefore recognized the $0.2 million gain deferred in accumulated comprehensive income in earnings. The gain (loss) recognized in fiscal 2006 and 2005 was reported in other income (expense).

An asset of $0.2 million was recognized in the consolidated financial statements at June 30, 2005 for the mark-to-market adjustment on the interest rate swap contracts.

The Company has one note payable with a total outstanding balance of $10 thousand at June 30, 2006. Payments on the note payable are made monthly with a maturity date in fiscal 2008. The Company also has a capital lease obligation with a total outstanding balance of $9 thousand at June 30, 2006, which matures during fiscal 2007.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2006, 2005 and 2004)

The aggregate maturities of long-term debt for the five years ending June 30 are: 2007, $0.3 million; 2008, $14.1 million; and thereafter, $0.

Note 9. Lease Commitments

The Company leases certain land, buildings, equipment and aircraft under non-cancelable operating leases with third parties and with entities controlled by its principal shareholder and Chief Executive Officer. See Note 14 – Related Party Transactions.

The aggregate minimum rent commitment under non-cancelable operating leases with lease terms in excess of one year are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2007	$2,486	$9
2008	1,903	—
2009	1,641	—
2010	725	—
2011	78	—
Later years	45	—

Minimum lease payments	$6,878	9

Less: Amounts representing interest		—

Capital lease obligations		$9

Rental expense related to all operating leases was approximately $3.0 million, $2.8 million and $2.8 million for fiscal 2006, 2005 and 2004, respectively.

The Company is also a guarantor of a lease agreement related to a facility operated by its former subsidiary, Pentagon. See Note 15 – Commitments and Contingencies.

Note 10. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Year Ended June 30,
	2006	2005	2004
	(in thousands)
Current:
Federal	$2,085	$1,065	$69
International	(73)	4	24
State and local	—	5	76

	2,012	1,074	169

Deferred	(984)	(671)	(401)
Change in Ohio state tax law	—	(265)	—

	$1,028	$138	$(232)

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2006, 2005 and 2004)

Differences arising between the provision (benefit) for income taxes related to continuing operations and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes are as follows:

	Year Ended June 30,
	2006	2005	2004
Federal tax at statutory rate	34.0%	34.0%	34.0%
State and local taxes (net of federal benefit)	—	0.5	2.4
Change in Ohio state tax law	—	(43.5)	—
Prior period adjustment to deferred income taxes	(4.3)	15.1	—
Meals and entertainment	2.2	10.2	(8.3)
Non-deductible aircraft expense	3.4	—	—
Income tax reserve adjustment	3.3	—	—
Other non-deductible expenses and foreign tax rate differential	(1.3)	6.5	(2.1)

	37.3%	22.8%	26.0%

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,
	2006	2005
	(in thousands)
Deferred tax assets:
Bad debt reserves	$137	$275
Allowance for revenue adjustments	234	—
Workers compensation reserves	1,173	1,159
Capital loss carryforward	—	3,046
Net state operating loss carryforwards	1,327	954
Investment in affiliate	1,894	1,894
Loss on sale of subsidiary and other liabilities	157	15
Intangible assets	338	684
Other	455	234

	5,715	8,261
Deferred tax asset valuation allowance	(3,186)	(5,894)

Total deferred tax assets net of valuation allowance	$2,529	$2,367

Deferred tax liabilities:
Property and equipment	$(1,629)	$(2,490)
Interest rate swap	—	(63)
Prepaid expenses	(458)	(356)

Total deferred tax liabilities	$(2,087)	$(2,909)

Net deferred tax asset (liabilities)	$442	$(542)

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

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2006, 2005 and 2004)

At June 30, 2006, the Company had tax benefits for state net operating loss carryforwards of $24.2 million that expire from 2007 to 2026. At June 30, 2006, a valuation allowance of $1.3 million has been provided for substantially all of the state operating loss carryforwards. The Company has determined that it is more likely than not that there will not be sufficient taxable income in future years to utilize all of the net operating loss carryforwards.

At June 30, 2006, the Company had a $1.9 million deferred tax asset related to its investment in its former subsidiary, Pentagon. At June 30, 2006, a full valuation allowance has been provided for the deferred tax asset as the Company has determined that it is more likely than not that there will not be sufficient capital gains or dividend distributions in future years to realize the benefit of the deferred tax asset.

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

Note 11. Employee Benefits

The Company sponsors a Savings Plan, which qualifies for tax-deferred contributions under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), that covers substantially all employees of the Company who are over 21 years of age with at least three months of continuous service. Contributions by eligible employees are matched at a rate of 50% of the first 6% of the employee’s contributed earnings. The Company may make additional discretionary contributions to the 401(k) Plan. Matching contributions approximated $0.3 million for each of the fiscal years 2006, 2005 and 2004.

Note 12. Stock Option Plans

1994 Stock Option Plan The Company’s 1994 Stock Option Plan (the “1994 Plan”) provided for the granting of up to 1,000,000 stock options to key management personnel. Effective with the Company’s initial public offering in fiscal 1998, no additional options will be granted under the 1994 Plan and the Company’s repurchase obligation upon exercise of stock options was terminated. As of June 30, 2006, 72,000 options were outstanding at a weighted average exercise price of $3.23 per share.

1997 Stock Option Plan On November 15, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”), which provides for the granting of up to 1,200,000 stock options to officers, key employees, consultants and directors of the Company. Any options granted that lapse or are cancelled are available for re-grant under the terms of the 1997 Plan. Stock option grants may be in the form of incentive stock options, non-qualified options, or a combination thereof. The exercise price of the stock options granted will be determined by the Compensation Committee of the Board of Directors of the Company which, in the case of incentive stock options, shall be equal to or greater than the market value per share on the date of grant and, in the case of non-qualified options shall not be less than 85% of the market value per share at the date of grant. The stock options vest over a period of time determined by the Compensation Committee and expire after ten years from the date of grant; however, the Compensation Committee may declare the options immediately exercisable in full upon any change in control of the Company. Non-employee directors shall be granted 2,000 non-qualified options at the first annual shareholders meeting subsequent to the adoption of the 1997 Plan at which he or she is elected a director, and 1,000 options shall be granted at each subsequent annual shareholders meeting at which he or she is re-elected as a director. Additional options may be granted to the non-employee directors at the discretion of the Compensation Committee. The non-employee

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2006, 2005 and 2004)

director option grants vest after one full year from the date of grant and expire ten years from the date of grant. Options covering 1,520,750 shares of common stock have been granted, of which 684,650 options have been forfeited. At June 30, 2006, there were 808,250 options outstanding at a weighted average exercise price of $4.49 per share.

The following table summarizes stock option activity for the years ended June 30, 2006, 2005 and 2004:

	Number of Options (#)	Weighted Average Exercise Price Per Share ($)
	(in thousands, except per share data)
Outstanding at June 30, 2003	1,710	4.74
Granted	47	2.06
Exercised	(19)	1.85
Forfeited	(955)	4.46

Outstanding at June 30, 2004	783	5.00
Granted	167	2.49
Exercised	(8)	1.85
Forfeited	(30)	6.57

Outstanding at June 30, 2005	912	4.50
Granted	12	2.04
Forfeited	(44)	6.08

Outstanding at June 30, 2006	880	4.39

The following table summarizes information about stock options outstanding at June 30, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Price ($)	Options (#)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price ($)	Options (#)	Weighted Average Exercise Price ($)
	(in thousands, except per share and year data)
1.25-2.50	554	6.6	2.05	416	1.94
2.51-3.23	72	1.0	3.23	72	3.23
8.63-13.13	254	1.8	9.81	254	9.81

	880	4.0	4.39	742	4.76

As of June 30, 2006, the total compensation cost related to nonvested stock options was $0.2 million, which was expected to be recognized over the weighted-average period of 2.3 years. However, as a result of the privatization of the Company as discussed in Note 2, all unvested stock options automatically vested and the Company will be required to pay the difference between the offer price of $2.55 per share and the exercise price of the stock options. The impact will be a $0.3 million settlement payment. In addition the Company will recognize $0.1 million of compensation expense upon the automatic vesting of the stock options.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2006, 2005 and 2004)

Note 13. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended June 30,
	2006	2005	2004
Numerator for basic and diluted earnings (loss) per share-Net income (loss)	$1,730	$467	$(663)

Denominator for basic earnings (loss) per share-weighted average common shares	10,716	10,711	10,838
Effect of dilutive securities-Dilutive employee stock options	45	75	—

Denominator for diluted earnings (loss) per share-adjusted weighted average common shares and assumed conversions	10,761	10,786	10,838

Net income (loss) per share, basic and dilutive	$0.16	$0.04	$(0.06)

Options to purchase 505,250 516,250, and 368,250 shares of common stock at a weighted average price of $6.27, $6.52, and $8.52 per share, respectively, were outstanding during fiscal 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 415,000 shares of common stock at a weighted average price of $1.87 per share were outstanding during fiscal 2004, but were not included in the computation of diluted earnings per share because the Company reported a net loss for the fiscal year ended June 30, 2004, therefore, the effect would be antidilutive.

Note 14. Related Party Transactions

The Company rents certain land, property, buildings and an aircraft from entities controlled by its principal shareholder and Chief Executive Officer (“CEO”) under long-term lease agreements. The Company also periodically uses a ranch, which is owned by an entity controlled by the CEO, for entertainment and overnight lodging of customers and other business associates. Total expenses related to these leases and to the ranch were $2.0 million, $2.0 million and $2.1 million for fiscal 2006, 2005 and 2004, respectively.

The Company provides, from time to time, certain fabrication-type services to Pro-Kleen Industrial Services, Inc. (“Pro-Kleen”), a portable sanitation services company wholly-owned by the Company’s principal shareholder and CEO. The Company charges Pro-Kleen for the cost of services it renders plus a markup. The amount of such charges for fiscal years 2006, 2005 and 2004 were approximately $207,000, $298,000, and $212,000, respectively. These charges are for the use of parts and supplies and the use of certain of the Company’s employees on certain projects as requested by Pro-Kleen. These charges are generally treated as an offset to supplies, repairs and maintenance or labor expense. Accounts receivable related to these transactions were $0.1 million and $0.2 million at June 30, 2006 and 2005, respectively. During fiscal 2004, the Company also sold existing equipment to Pro-Kleen for cash proceeds of $204,000. The sale was reviewed and approved by the Company’s Audit Committee.

These transactions are reviewed periodically by the Company’s Audit Committee. Based on such review, the Company believes that these transactions are on terms at least as favorable as those that could be obtained from an independent third party.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2006, 2005 and 2004)

Note 15. Commitments and Contingencies

The Company is a guarantor of a lease agreement related to a facility operated by its former subsidiary, Pentagon. The lease, on which rent is approximately $30,000 per month, expires in October 2009. As of June 30, 2006, the Company believes its maximum potential liability is $1.2 million, payable only if Pentagon fails to comply with the lease terms, and subject to many factors, including the landlord’s duty to mitigate, the validity of the guarantee and the like. The Company does not believe its liability under the guarantee meets the probability criteria under SFAS No. 5, Accounting for Contingencies.

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

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2006, 2005 and 2004)

	Year Ended June 30,
	2006	2005	2004
	(in thousands)
Revenue
Industrial Cleaning	$65,266	$56,296	$54,224
Facility Maintenance and Support Services	20,119	17,814	15,997
Industrial Container Cleaning	11,330	10,035	11,172
Industrial Water Process Purification	10,146	7,834	7,395
Other	894	1,319	337

Total	$107,755	$93,298	$89,125

Depreciation and Amortization
Industrial Cleaning	$4,048	$4,426	$5,062
Facility Maintenance and Support Services	252	242	265
Industrial Container Cleaning	1,127	1,280	1,441
Industrial Water Process Purification	1,786	1,711	1,882
Other (1)	198	194	130

Total	$7,411	$7,853	$8,780

Operating Income (Loss)
Industrial Cleaning	$1,140	$(2,805)	$(3,884)
Facility Maintenance and Support Services	1,754	2,704	2,351
Industrial Container Cleaning	1,683	1,697	2,171
Industrial Water Process Purification	440	186	188
Other	(1,079)	(287)	(592)

Total	$3,938	$1,495	$234

Total Assets
Industrial Cleaning	$29,812	$29,724	$29,359
Facility Maintenance and Support Services	4,549	3,468	2,425
Industrial Container Cleaning	10,394	11,138	12,329
Industrial Water Process Purification	9,058	9,151	9,336
Other (2)	9,901	8,758	11,242

Total	$63,714	$62,239	$64,691

Capital Expenditures
Industrial Cleaning	$3,722	$3,460	$1,726
Facility Maintenance and Support Services	—	148	23
Industrial Container Cleaning	60	116	106
Industrial Water Process Purification	1,745	1,084	725
Other (2)	1,231	278	1,099

Total	$6,758	$5,086	$3,679

(1)	Other represents the depreciation and amortization related to operations not part of reportable segments.
(2)	Other consists of assets and capital expenditures related to corporate and operations not part of a reportable segment.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2006, 2005 and 2004)

Note 17. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	September 30	December 31	March 31	June 30
	(in thousands, except per share data)
Fiscal 2006
Revenues	$25,286	$26,468	$26,091	$29,910
Gross profit	5,295	5,411	4,761	7,043
Income (loss) from operations (1)	1,079	884	288	1,687
Net income (loss) (1)	537	330	(49)	912
Net income (loss) per share, basic and dilutive (1)	0.05	0.03	—	0.08

Fiscal 2005
Revenues	$22,825	$23,035	$22,732	$24,706
Gross profit	4,787	4,669	3,685	5,089
Income (loss) from operations	446	211	(310)	1,148
Net income (loss) (2)	97	(23)	(417)	810
Net income (loss) per share, basic and dilutive (2)	0.01	—	(0.04)	0.07

(1)	The quarter ended June 30, 2006 includes a $0.4 million impairment charge for Recovery Technologies machinery and equipment.
(2)	The quarter ended June 30, 2005 includes a $0.2 million adjustment to recognize the mark-to-market on interest rate swaps through earnings and a $0.1 million charge for an adjustment to deferred income taxes. A portion of the mark-to-market adjustment and adjustment to deferred income taxes relate to a prior period but were not deemed material to the current or prior periods presented.

MPW INDUSTRIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(For the Years Ended June 30, 2006, 2005 and 2004)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 15, 2004, the Audit Committee of the Board of Directors of MPW Industrial Services Group, Inc. (the “Company”) dismissed its independent registered public accounting firm, Ernst & Young LLP, and determined to appoint KPMG LLP as its new independent registered public accounting firm to audit the Company’s consolidated financial statements for the years ending June 30, 2006 and 2005. The change was the result of a selection process that considered quantitative and qualitative attributes of several accounting firms. Ernst & Young LLP’s dismissal was effective on September 24, 2004.

The report of Ernst & Young LLP on the consolidated financial statements for the year ended June 30, 2004 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with its audit for the year ended June 30, 2004 and through September 24, 2004, there were no disagreements between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure (as defined in Item 304(a)(1)(iv) of Regulation S-K), and there were no reportable events (as defined by Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that as of that date, the Company’s disclosure controls and procedures were effective and were designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

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

No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers

Directors

The following table sets forth information regarding each member of the Board of Directors. Certain biographical information, as of October 13, 2006, concerning the age, principal occupation, other affiliations and business experience during the last five years for each of the persons nominated for election to the Board of Directors has been furnished to the Company by such nominee and is described below the table.

Name	Age	Number of Years of Service as Director	Position
Monte R. Black	56	34	Chairman of the Board of Directors, Chief Executive Officer and President
Pete A. Klisares	70	8	Director
Timothy A. Walsh	45	12	Director

Monte R. Black originally founded the Company in 1972 and has served as Chief Executive Officer and Chairman of the Board of Directors since that time. Mr. Black was appointed President in June 2001 and has served in that capacity since that time. From June 2001 through June 2004, Mr. Black also served as Chief Operating Officer of the Company.

Pete A. Klisares has served as a Director of the Company since February 1998. Mr. Klisares is a principal of MIGG Capital, an Ohio-based venture capital company. Mr. Klisares previously served as President, Chief Operating Officer and a director of Karrington Health, Inc., a provider of assisted living facilities, from August 1997 to June 1999. Mr. Klisares serves as a director of Vistacare, Inc., a hospice company.

Timothy A. Walsh has served as a Director of the Company since September 1994. Mr. Walsh has served as President and Chief Executive Officer of Farm Family Holdings, Inc., a holding company that owns property and casualty insurance companies and a life insurance company, since February 2003 and Executive Vice President, Chief Financial Officer and Treasurer of Farm Family Holdings, Inc. since July 1999. Mr. Walsh also serves as a director of Farm Family Holdings, Inc. Prior to the going-private merger, Mr. Walsh served as Chairman of the Audit Committee and qualified as an “audit committee financial expert”.

Each Director will hold office until his successor is duly elected and qualified, or until his earlier death, resignation or removal from office.

Effective with the going-private merger, the entire Board of Directors is acting as the Company’s audit committee.

Executive Officers

For information regarding the executive officers of the Company required by Item 401 of Regulation S-K, see “Supplemental Item.–Executive Officers of the Company” in Part I of this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Ownership of and transactions in the Company’s Common Stock by executive officers, directors and persons who beneficially own more than 10% of the Common Stock are required to be reported to the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934. Based solely on a review of copies of the reports furnished to the Company and written representations that no other reports were required, the Company believes that all filing requirements were complied with during fiscal 2006.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics that sets forth standards regarding honest and ethical conduct, full and timely disclosure and compliance with law. The Code of Business Conduct and Ethics applies to all employees, officers and directors of the Company, including the Company’s principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.mpwservices.com under “Investor Relations—Corporate Governance.”

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The compensation discussion that follows has been prepared based on the actual plan and non-plan compensation awarded to, earned by or paid to the Company’s named executive officers during the periods presented. The Company’s compensation arrangements with its directors and certain arrangements with its named executive officers are described below.

Summary of Cash and Other Compensation

The following table sets forth the compensation paid or payable by the Company during the fiscal years ended June 30, 2006, 2005 and 2004, to those individuals serving as the registrant’s chief executive officer at any time during fiscal 2006 and the other executive officers of the Company.

Summary Compensation Table

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)		Securities Underlying Options (#)	All Other Compensation ($)
Monte R. Black
Chairman of the Board of Directors,	2006	475,000	512,505		—		—	912	(1)
Chief Executive Officer and President	2005	475,000	—		60,880	(2)	—	969	(1)
	2004	475,000	—		50,258	(2)	—	925	(1)
Robert Valentine
Vice President, Chief Operating	2006	200,000	120,843		—		—	6,384	(1)
Officer, Chief Financial Officer,	2005	195,833	—		—		80,000	6,283	(1)
Secretary and Treasurer	2004	150,000	25,000	(3)	—		20,000	4,824	(1)
James P. Mock
Vice President and General Manager,	2006	150,000	64,738		—		—	5,165	(1)
Corporate Shared Services	2005	159,895	6,065		—		—	5,343	(1)
	2004	175,000	8,000		—		—	6,339	(1)

(1)	Represents the Company’s match of contributions to the Company’s Savings Plan or Deferred Compensation Plan and the premiums paid by the Company on life insurance policies with the executives named as beneficiary.
(2)	Other Annual Compensation for Mr. Black included $35,795 and $33,627 of personal benefit from use of a plane leased by the Company from Mr. Black in fiscal 2005 and 2004, respectively.
(3)	The bonus received by Mr. Valentine was paid pursuant to an agreement at the time of hire.

Fiscal 2006 Aggregated Option Exercises and Fiscal Year-End Option Values

The following table sets forth information concerning the exercise of stock options by each of the Company’s named executive officers during fiscal 2006 and fiscal year end value of unexercised options.

			Number of Securities Underlying Unexercised Options At Fiscal Year-End (#)		Value of Unexercised In-The-Money Options At Fiscal Year-End ($) (1)
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercsiable
Monte R. Black	—	—	135,000	—	63,000	—

Robert Valentine	—	—	30,000	70,000	5,800	5,800

James P. Mock	—	—	206,000	—	63,000	—

(1)	Value is based on the June 30, 2006 closing price of $2.48 per share of the Company’s common stock on the NASDAQ National Market.

Compensation of Directors

Directors who are employees of the Company do not receive compensation for serving as Directors. Non-employee Directors are paid a quarterly fee of $2,500 ($4,000 for the Audit Committee chair), plus $1,500 for each Board of Directors meeting attended in person, $1,000 for attendance at each committee meeting ($1,500 for the Audit Committee chair) and 50% of the regular fee for participation in each Board or committee meeting via teleconference. In addition, the Lead Director shall receive additional compensation of $10,000 per quarter.

Under the Company’s 1997 Stock Option Plan, each non-employee Director of the Company shall be granted 2,000 non-qualified options at the first annual shareholders meeting at which he or she is elected a director and 3,000 options shall be granted at each subsequent annual shareholders meeting at which he or she is re-elected as a director. Additional options may be granted to the non-employee Directors at the discretion of the Compensation Committee. During fiscal 2006, each non-employee Director was granted options to purchase 3,000 shares of Common Stock.

All Directors of the Company also are reimbursed for reasonable travel expenses to and from meetings of the Board of Directors and committees.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

The Company entered into a severance agreement with Mr. Black (the “Severance Agreement”), which is designed to ensure the continuity of management in the event of a change in control. The Severance Agreement provides that following a change in control Mr. Black will be entitled to severance compensation upon termination of employment during the period commencing with the occurrence of the change in control and continuing until the earliest of (i) the third anniversary of the occurrence of the change in control, (ii) death or (iii) attainment of age 65 and the occurrence of one or more certain additional events.

Under the Severance Agreement, severance compensation will be a lump sum payment in an amount equal to three times the sum of (i) base pay at the highest rate in effect for the three calendar years immediately preceding the year in which the change in control occurs, plus (ii) incentive pay in an amount equal to not less than the highest aggregate annual bonus, incentive or other payments of cash compensation made or to be made in regard to services rendered in any fiscal year during the three fiscal years immediately preceding the year in which the change in control occurs, less the sum of (iii) any and all payments received from the Company, a successor or their affiliates following a change in control, plus (iv) any future payments to be made in accordance with any employment agreements or other contracts between the Company and such other entities. For three years following termination, the Company will arrange to provide Mr. Black with welfare benefits substantially similar to those he was receiving or was entitled to receive immediately prior to the termination date, with such three-year period qualifying as service with the Company for the purpose of determining service credits and benefits under the Company’s various retirement benefit plans.

The Company has agreed to pay any and all legal fees incurred by Mr. Black in connection with the interpretation, enforcement or defense of his rights under the Severance Agreement. The Severance Agreement automatically renews for successive one-year terms unless the Company or Mr. Black gives notice of intent to terminate before such renewal. The Severance Agreement was renewed for fiscal 2006 and has also been renewed for fiscal 2007.

Effective February 15, 2005, the Company entered into employment agreements with Mr. Valentine and Mr. Mock. Each agreement has a three-year term that is automatically extended for an additional one-year period unless the agreement is otherwise terminated. Following is a summary of the terms and conditions of each agreement:

•	If the executive’s employment is terminated by his death, the executive’s beneficiary shall be entitled to (i) any base salary that is accrued but unpaid, any vacation that is accrued but unused and any unreimbursed business expenses; (ii) a pro rata award under the bonus program which is applicable to the executive at the time of his death; and (iii) any benefit following termination of employment which may be provided under the Company’s fringe benefit plans, policies and programs.

•	If the executive officer becomes disabled (as defined in the agreement), the executive shall continue to receive his base salary at the rate then in effect for such period until his employment is terminated due to his disability; provided, however, that payments of base salary shall be reduced by the value of any income under any disability benefit plan or plans of the Company. The Company may terminate the executive’s employment in the event of his disability, provided the executive does not return to work full-time within 30 days after he receives notice of termination of employment from the Company. Upon termination of employment, the executive will be entitled to the same benefits and payments described above.

•	The Company may terminate the executive without cause effective as of a date specified by the Company or the executive may terminate his or her employment for “good reason” effective as of a date specified by the executive. Upon termination “without cause” or for “good reason”, the executive will be entitled to the same benefits and payments described above. In addition, the Company must pay the executive an amount referred to as a “bridge separation allowance,” which is equal to twelve and nine months of base salary to Mr. Valentine and Mr. Mock, respectively, payable on regular payroll dates, or until the executive accepts a comparable position with another company.

•	If there is a change-in-control, the executive shall become fully vested in all employee benefit programs, including without limitation, all stock options in which he was a participant at the time of the change-in-control.

•	If any portion of the payments and benefits provided for in an agreement would be considered “excess parachute payments” under section 280G(b) of the Internal Revenue Code of 1986, as amended (the “Code”) and subject to excise tax, the Company will reduce the executive’s payments to an amount which is $1 less than the amount that would be an “excess parachute payment.”

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is comprised of two outside directors, Messrs. Klisares and Walsh, neither of whom is or was formerly an officer of the Company, although Mr. Walsh served as Vice President, Finance, Chief Financial Officer and Secretary of MPW Industrial Services, Inc., a subsidiary of the Company from April 1994 until August 1995. During fiscal 2006, none of the Company’s executive officers served on the board of any entity of which a Compensation Committee member was an executive officer or on the compensation committee of any entity of which any Director of the Company was an executive officer.

Board Compensation Committee Report on Executive Compensation*

Role of Compensation Committee

In general, the Company’s compensation program for executive officers consists of three primary elements: a base salary, a discretionary bonus and periodic grants of stock options. The Compensation Committee believes that it is important to pay competitive salaries but also to make a high proportion of the executive officers’ total compensation at risk in order to cause the executive officers to focus on both the short-term and the long-term interests of the Company’s shareholders. Therefore, the bonus (which permits individual performance to be recognized on an annual basis, and which is based, in part, on an evaluation of the contribution made by the executive officer to the Company’s performance and other individual and organizational goals) and stock option grants (which directly tie the executive officer’s long-term remuneration to stock price appreciation realized by the Company’s shareholders) are important components of the overall compensation package.

Base Salary

Base salary is reviewed annually. In evaluating the base salary component of compensation for the Company’s executive officers, the Compensation Committee considers individual performance and industry analysis and comparisons. For fiscal 2006, the base salary of Mr. Black remained unchanged. Mr. Valentine’s salary was increased in fiscal 2005 upon his appointment to serve in the capacity of Chief Operating Officer in July 2004. Mr. Mock’s salary was reduced in fiscal 2005 upon the change in his position to an administrative role from Vice President and General Manager of Industrial Cleaning and Facility Maintenance. Fiscal 2006 was the first full year impacted by Mr. Valentine’s salary increase and Mr. Mock’s salary reduction.

Bonus Plan

Bonuses are awarded at the discretion of the Compensation Committee and are targeted at a percentage of the annual base salary of each executive officer. The targeted bonus is the bonus the Company expects to award, based on the Company’s and individual’s achievement of certain performance objectives. The granted bonus may be more or less than the targeted percentage, based on the subjective determination by the Compensation Committee of the executive’s performance and the Company’s performance in relation to the stated goals. For fiscal 2006, Mr. Black, Mr. Valentine and Mr. Mock received an annual bonus, which was slightly less than their individual targeted bonuses.

Stock Options

The purpose of the Company’s 1997 Stock Option Plan is to attract and retain key personnel and directors of the Company and to enhance their interest in the Company’s continued success. The maximum number of the Company’s Common Shares with respect to which awards may be granted under the 1997 Stock Option Plan is 1,200,000. During fiscal 2006, no stock options were granted to executive officers.

Chief Executive Officer Compensation

Mr. Black, the Company’s Chief Executive Officer, was paid an annual salary of $475,000 and bonus of $512,000 for the fiscal year ended June 30, 2006. No stock options were granted to Mr. Black during fiscal 2006. The Compensation Committee believes that tying the remuneration of Mr. Black to the achievement of certain Company performance goals and to the performance of the Common Stock will enhance the long-term performance and stability of the Company.

Section 162(m) Compliance

Section 162(m) of the Code places certain restrictions on the amount of compensation in excess of $1,000,000, which may be deducted for each executive officer. The Company intends to satisfy the requirements of Section 162(m) should the need arise.

Submitted by the Compensation
Committee of the Company

PETE A. KLISARES, Chairman
TIMOTHY A. WALSH

*Notwithstanding anything to the contrary set forth in the Company’s previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this proxy statement, in whole or in part, the information set for under “—Board Compensation Committee Report on Executive Compensation” shall not be incorporated by reference into any such filings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company’s Common Stock is the only outstanding class of voting securities. The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of September 28, 2006 by (a) each person who owns beneficially more than 5% of the Common Stock of the Company to the extent known to management, (b) each director and named executive officer of the Company, and (c) all directors and executive officers of the Company, as a group. Unless otherwise indicated, the named persons exercise sole voting and investment power over the shares that are shown as beneficially owned by them.

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Monte R. Black (2)	6,312.654	100.00%
Susan K. Black	620.000	9.82%
The Monte R. and Susan K. Black 1994 Irrevocable Trust	547.840	8.68%
James P. Mock	—	*
Robert Valentine	—	*
Pete A. Klisares	—	*
Timothy A. Walsh	—	*
All directors and executive officers as a group (5 persons) (2)	6,312.654	100.00%

* less than 1%

(1)	The “Percent of Class” is based on the 6,312.654 common shares outstanding on September 28, 2006.
(2)	Includes (i) 620.000 shares of Common Stock held by Mr. Black’s wife, Susan K. Black, (ii) 39.954 shares of Common Stock held by Mr. Black’s children and (iii) an aggregate of 547.840 shares of Common Stock held in trust for Mr. Black’s children. Mr. Black disclaims beneficial ownership of the foregoing shares. Mr. And Mrs. Black’s address is c/o MPW Industrial Services Group, Inc., 9711 Lancaster Rd S.E., Hebron, Ohio 43025.

Item 13. Certain Relationships and Related Transactions

Prior to the going private merger, the Audit Committee of the Board of Directors was responsible for approving and reviews quarterly any transactions between the Company and Monte R. Black or other affiliates.

In 1996, the Company entered into a long-term lease arrangement for certain real estate and a commercial building located in Chesterfield, Michigan, which currently serves as one of the Company’s industrial container cleaning facilities, with the Black Family Limited Partnership, an Ohio limited partnership in which Monte R. Black serves as the sole general partner. The lease was for a term of ten years at an annual payment amount of approximately $421,000, payable monthly. In 1997, the Company entered into an amended lease agreement through November 30, 2004, which provided for an annual rental of $288,000, payable monthly. In connection with an expansion at the Chesterfield facility, the Company entered into an additional ten-year lease agreement in October of 2001, which provided for an annual rental of approximately $254,400, payable monthly. Effective December 1, 2004, the Company entered into a new five-year lease agreement for the entire Chesterfield facility, which provides for an annual rental of $508,800, which the Company believes is no less favorable than it would obtain in a third party arm’s-length transaction.

As part of an industrial revenue bond financing in 1986, Monte R. and Susan K. Black constructed an approximately 67,000 square foot building in Hebron, Ohio, which the Company leased for a ten-year term. Annual rent payments on the building and equipment during this ten-year term were $726,000, payable monthly. In 1997, the Company entered into an amended lease agreement through December 31, 2004, which provided for an annual rental of $600,000, payable monthly. Effective January 1, 2005, the Company entered into a new five-year lease agreement, which provides for an annual rental of $644,100, which the Company believes is no less favorable than it would obtain in a third party arm’s-length transaction.

In 1989, the Company entered into a five-year agreement to rent certain real estate and a commercial building located in Newark, Ohio from Monte R. and Susan K. Black as the principal offices of the Company’s industrial water subsidiary. In 1993, the Company extended the lease for an additional five-year term with annual lease payments of $46,920, payable monthly. Effective December 1, 1997, the Company entered into a lease agreement through December 31, 2004, which provided for an annual rental of $66,000, payable monthly. In 1999, the Company entered into an additional lease agreement through December 31, 2004 to rent certain real estate and a commercial building located in Newark, Ohio from Miramonte Property Management, LLC, a limited liability company controlled by Monte R. Black, as additional operating space for the Company’s industrial water subsidiary. Effective January 1, 2005, the Company entered into a new five-year lease agreement with Monte R. and Susan K Black and Miramonte Property Management, LLC for the entire Newark facility, which provides for an annual rental of $144,000, which the Company believes is no less favorable than it would obtain in a third party arm’s-length transaction.

In May 2003, the Company entered into a one-year agreement to rent an aircraft from Miramonte Aviation, LLC, a limited liability company controlled by Monte R. Black. The lease provides for an annual lease payment of $420,000, payable monthly, plus applicable state and local taxes and includes four one-year options to renew at the lessor’s option upon 30 days written notice. The lease also provides for payment of $300 per aircraft hour, payable monthly, for the cost of engine hot section inspections. The Company believes the lease terms are no less favorable than it would obtain in a third party arm’s-length transaction. The second one-year renewal option terminated on May 12, 2006 and the lease was renewed for another one-year term.

In September 2001, the Company entered into a ten-year agreement to rent certain real estate and a commercial building located in Rockport, Indiana, from Miramonte Property Management, LLC as additional operating space for the Company’s Industrial Cleaning and Facility Maintenance business. The lease provides for annual rental of $72,000, payable monthly, which the Company believes is no less favorable than it would obtain in a third party arm’s-length transaction.

During fiscal 2006, the Company paid $110,000 to Miramonte Ranch, LLC, a limited liability company controlled by Monte R. Black, for use of a ranch for business meetings, entertainment and overnight lodging of customers and other business associates. The Company believes the amounts charged by Miramonte Ranch, LLC are no less favorable than it would obtain in a third party arm’s-length transaction.

The Company provides from time to time certain fabrication-type services to Pro-Kleen Industrial Services, Inc (“Pro-Kleen”), a portable sanitation services company wholly owned by Monte R. Black. During fiscal 2006, such services totaled $207,000. The largest amount outstanding from Pro-Kleen at any time during fiscal 2006 was $275,000. As of September 28, 2006, there is approximately $46,000 outstanding from Pro-Kleen.

Item 14. Principal Accountant Fees and Services

Fees related to services performed by KPMG LLP in fiscal 2006 and 2005 were as follows:

	Fiscal 2006		Fiscal 2005
Audit Fees (including quarterly review fees)	$263,300		$244,700
Audit-Related Fees	—		15,000	(1)
Tax Fees	28,500		—
All Other Fees	3,900	(2)	—

Total	$295,700		$259,700

(1)	Audit-Related Fees include the fees associated with the audit of the Company’s Savings Plan.
(2)	All Other Fees include the fees associated with KPMG LLP’s review of the Company’s preliminary and definitive proxy statements associated with the going-private merger.

Consistent with applicable SEC Rules and prior to the going-private merger, the charter of the Audit Committee required that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to the Company or any of its subsidiaries. The Audit Committee could delegate pre-approval authority to one or more members of the Audit Committee, and, if it did, the decision of that member or members was required to be presented to the full Audit Committee at its next regularly scheduled meeting.

All of the services rendered by KPMG LLP to the Company during fiscal 2006 and 2005, respectively, were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2006 and 2005

Consolidated Statements of Operations for the Years Ended June 30, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended June 30, 2006, 2005 and 2004

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

The exhibits listed on the “Exhibit Index” beginning on page 54 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Exhibit Index.” The “Exhibit Index” specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(b)		The exhibits listed on the “Exhibit Index” beginning on page 54 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Exhibit Index.”

(c)		Additional Financial Statement Schedules

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

Signature	Date	Title
/s/ Monte R. Black Monte R. Black	October 13, 2006	Chairman of the Board of Directors, Chief
Executive Officer and President (Principal Executive Officer)

/s/ Robert Valentine Robert Valentine	October 13, 2006	Vice President, Chief Operating Officer, Chief
Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

* Pete A. Klisares	*	Director

* Timothy A. Walsh	*	Director

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to powers of attorney executed by such directors and filed with this report.

*By:	/s/ Robert Valentine	Date: October 13, 2006
Robert Valentine
Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

3(a)	Amended and Restated Articles of Incorporation of the Company effective November 4, 1999 (filed as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

3(b)	Amended and Restated Code of Regulations of the Company effective November 4, 1999 (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

10(a)	Amended and Restated 1997 Stock Option Plan (filed as exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference)*

10(b)	Lease for Hebron, Ohio facility (filed as exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(c)	Lease for Newark, Ohio facility (filed as exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)10(d) First Lease Amendment for Chesterfield, Michigan facility (filed as exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(d)	Aircraft Lease (filed as exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference)

10(e)	Form of Severance Agreement by and between MPW Industrial Services Group, Inc. and Executive Officers (filed as Exhibit 10(e) to the Company’s Registration Statement on form S-1 (Registration No. 333-36887) originally filed with the Securities and Exchange Commission on October 1, 1997 (the “Registration Statement”) and incorporated herein by reference)*

10(f)	Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and Directors (filed as Exhibit 10(f) to the Company’s Registration Statement and incorporated herein by reference)*

10(g)	Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and persons who are a Director and an Officer (filed as Exhibit 10(g) to the Company’s Registration Statement and incorporated herein by reference)*

10(h)	Form of Indemnification Agreement by and between MPW Industrial Services Group, Inc. and Executive Officers (filed as Exhibit 10(h) to the Company’s Registration Statement and incorporated herein by reference)*

10(i)	Lease for Newark, Ohio additional facility (filed as Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999, and incorporated herein by reference)

10(j)	Lease for Hebron, Ohio land (filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(k)	Recapitalization Agreement, dated April 25, 2000, by and among the Company, Pentagon Technologies Group, Inc., MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnerships and BCP III Affiliates Fund Limited Partnership (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 3, 2000, and incorporated herein by reference)

10(l)	Amendment No. 1 to Recapitalization Agreement, dated as of July 17, 2000, by and among the Company, Pentagon Technologies Group, Inc., MPW Management Services Corp., Pentagon Merger Sub, Inc., Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnerships, BCP III Affiliates Fund Limited Partnership, PPM America Private Equity Fund, L.P., Old Hickory Fund I, LLC, and Antares Capital Corporation (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 3, 2000, and incorporated herein by reference)

10(m)	Lease for Rockport, Indiana facility (filed as Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(n)	Lease for Chesterfield, Michigan additional facility (filed as Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(o)	Credit Agreement, dated June 18, 2002, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference)

10(p)	Aircraft Lease (filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)

10(q)	First Amendment of Credit Agreement, dated April 27, 2004, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated herein by reference)

10(r)	Second Amendment of Credit Agreement, dated August 6, 2004, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated herein by reference)

10(s)	Third Amendment of Credit Agreement, dated November 12, 2004, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference)

10(t)	Fourth Amendment of Credit Agreement, dated February 11 2005, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference)

10(u)	Fifth Amendment of Credit Agreement, dated March 31, 2005, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference)

10(v)	Sixth Amendment of Credit Agreement, dated May 12, 2005, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference)

10(w)	Lease for Hebron, Ohio facility (filed as exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, and incorporated herein by reference)

10(x)	Lease for Newark, Ohio facility (filed as exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, and incorporated herein by reference)

10(y)	Lease for Chesterfield, Michigan facility (filed as exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, and incorporated herein by reference)

10(z)	Seventh Amendment of Credit Agreement, dated June 30, 2005, among the Company and its subsidiaries, Bank One, NA and National City Bank (filed as exhibit 10(ab) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, and incorporated herein by reference)

10(aa)	Agreement and Plan of Merger between Noir Acquisition Corporation and MPW Industrial Services Group, Inc., dated April 14, 2006 (filed as exhibit 99.1 to the Company’s Form 8-K dated April 20, 2006, and incorporated herein by reference)

10(ab)	Credit Agreement, dated September 27, 2006, among the Company and its subsidiaries, LaSalle Bank, NA and The Huntington National Bank

21	Subsidiaries of the Company

23.1	Consent of KPMG LLP

23.2	Consent of Ernst & Young LLP

24	Powers of Attorney

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, Monte R. Black, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, Robert Valentine, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.